Form 10QSB
period 1995-03-31
PROPERTY SECURED INVESTMENTS INC
filed 1995-05-15
CIK 790410

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                     FORM 10-QSB

              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

              [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    EXCHANGE ACT

     For the transition period from ____________ to ____________
                          Commission file number:  33-26036

                          PROPERTY SECURED INVESTMENTS, INC.
                          ----------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)
            California                              95-4075422
     ------------------------                  ------------------------
     (State of Incorporation)                  (I.R.S. Employer ID No.)

           445 South Figueroa Street, Ste. 2600, Los Angeles, CA 90071-1630
                       (Address of principal executive offices)

                          (213) 612-7714 (Andrew K. Proctor)
                          ----------------------------------
                             (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by

     Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes...X... No........

                         APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 12, 1995, 707,918 shares of common stock, no par value.

       Transitional Small Business Disclosure Format(check one):
     Yes.......No...X...

     Exhibit Index at Page  11

                                         -1-                          PAGE

                             PART I - FINANCIAL INFORMATION
                             ------------------------------


            Item 1.   Financial Statements.
            -------------------------------

                 The following financial statements are furnished:

                 Balance sheets (unaudited) as of March 31, 1995 and December 31, 1994.

                 Statements of Operations (unaudited) for the three months ended March 31, 1995 and 1994.

                 Statements of Cash Flows (unaudited) for the three months ended March 31, 1995 and 1994.

                 Notes to Financial Statements (unaudited).



































                                         -2-                         PAGE

                          Property Secured Investments, Inc.
                                   BALANCE SHEETS
                                     (Unaudited)



                                        ASSETS

                                                     March 31, December 31,
                                                       1995        1994
                                                   ----------  ------------

          Cash                                     $   205,786     $170,323
          Notes receivable, net of provision for
            losses of $9,378 and $35,000 (note 2)      234,886      300,243
          Accrued interest receivable                    4,765        2,496
          Real estate                                  317,365      317,365
                                                    ----------   ----------

                                                    $  762,802   $  790,427
                                                    ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


          Accrued expenses and other liabilities       $30,458       35,039
          Deferred revenues                              3,940        8,163
                                                     ---------   ----------
                                                        34,398       43,202

          Stockholders' Equity
            Common stock, 10,000,000 shares
              authorized,707,918 shares issued and
              outstanding                            6,298,479    6,298,479
            Additional paid-in capital                   2,970        2,970
              Distributions in excess of earnings  (5,573,045)  (5,554,224)
                                                    ----------   ----------
                  Total Stockholders' Equity           728,404      747,225
                                                    ----------   ----------
                                                    $ 762,802    $  790,427
                                                    ==========   ==========











                     The accompanying notess are an integral part
                            of these financial statements

                                         -3-

                           Property Secured Investments, Inc.
                               STATEMENTS OF OPERATIONS
                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)


                                                       1995          1994
                                                    ----------    ---------
          Income  Interest                          $    4,237    $  57,358
           Loan origination fees                         4,223        3,042
           Other                                                        555
                                                    ----------    ---------

             Total income                           $    8,460       60,955

           Operating expenses                           27,281       87,214
                                                    ----------    ---------

           Net loss before gain on sale
            real estate                               (18,821)     (26,259)

           Loss on sale of real estate                              (2,696)
                                                    ----------    ---------
           Net Loss                                 $ (18,821)    $  28,955
                                                    ==========    =========

           Per common share information:
           Net Loss                                 $  (0.03)     $  (0.04)
                                                    ==========    =========
           Income dividends                         $     0.00    $    0.00
           Return of capital dividends              $     0.00    $    0.10
                                                    ----------    ---------
             Total dividends                        $     0.00    $    0.10
                                                    ==========    =========
          Weighted average shares outstanding          707,918      707,918
                                                    ==========    =========














                     The accompanying notess are an integral part
                            of these financial statements

                                         -4-


                          Property Secured Investments, Inc.
                               STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)

                                                        1995         1994
                                                     ---------    ---------

          Cash flows from operating activities:
            Interest received                        $ (1,473)    $  61,690
           Operating expenses paid                    (31,862)     (91,721)
           Other income received                                        555
                                                      --------     --------
             Net cash used in operating activities      (33,335)   (29,476)

          Cash flows from investing activities:
           Principal payments received on
                notes receivable                        65,357       29,034
           Proceeds on sale of real estate                          303,797
                                                      --------     --------
             Net cash provided by investing
             activities                                 65,357      332,831

          Cash flows from financing activities
           Cash distributions to stockholders                     (424,751)
           Payments on trust deed note payable                    (136,530)
                                                      --------     --------
             Net cash used in financing activities                (562,281)
                                                      --------     --------
          Net increase (decrease) in cash               35,463    (258,926)

          Cash, beginning of period                    170,323      488,369
                                                      --------     --------
          Cash, end of period                         $205,786     $229,443
                                                      ========     ========
           Cash flows from operating activities:
           Net loss                                 $ (18,821)   $ (28,955)
             Adjustments to reconcile net loss
             to net cash used in operating
             activities before cash distributions
             to shareholders:
             Loss on sale of real estate                              2,696
             Amortization of loan origination fees      (4,223)     (3,042)
              (Increase) decrease in:
                Accrued interest receivable            (5,710)      (4,332)
                Other receivables                                   (5,000)
             Increase in accrued expenses and
               other liabilities                       (4,581)          493
                                                      --------     --------
          Net cash used in operating activities     $ (33,335)   $ (29,476)
                                                      ========     ========


                     The accompanying notess are an integral part
                            of these financial statements

                                         -5-


                          Property Secured Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                For the nine months ended September 30, 1994 and 1993
                                     (Unaudited)

               The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

          NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          Property Secured Investments, Inc. (the "Company" or "PSI") was incorporated in 1986 and began operations in 1987. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT"). The Company has investments in promissory notes collateralized principally by deeds of trust on Southern California real property. In 1994, the Company obtained stockholder approval to convert to a perpetual life REIT.

          Allowance for loan losses
          -------------------------
          The allowance for loan losses is maintained at a level that, in the Board of Directors judgment, is adequate to absorb future losses.

          Non-performing notes receivable
          -------------------------------
          Notes receivable are placed on non-accrual status when principal and interest are past due 90 days or more, or there is reasonable doubt that principal or interest will be collected. Loans are not restored to accruing status until principal and interest are current.

          Real Estate
          -----------
          Real Estate represents property that the Company has obtained through foreclosure on trust deeds that were in its portfolio and that it is holding for sale. The property is recorded at the lower of estimated fair value less estimated selling costs or at cost. Costs of maintaining foreclosed properties and preparing them for sale are expensed as incurred.

          Deferred Revenues
          -----------------
          Deferred revenues consist of loan origination fees relating to loans originated or acquired by the Company. Loan fees have been



                                         -6-

          deferred and are being recognized as income on a method approximating a level yield over the life of each respective loan. In connection with the sale of the Company's assets
          (Note 4), the unamortized balance has been written off to income at September 30, 1994.

          Federal Income Taxes
          --------------------
          The Company qualifies as an REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to shareholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT as of March 31, 1995.

          Net Income (Loss) Per Share
          ---------------------------
          Net income (loss) per share is based on the weighted average number of common shares outstanding.



































                                         -7-

                          Property Secured Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                For the nine months ended September 30, 1994 and 1993
                                     (Unaudited)

          NOTE 2 - NOTES RECEIVABLE

               Notes receivable represent amounts due from borrowers relating to loans originated or acquired by the Company with original loan terms generally ranging from five to thirteen years. Generally, the notes are collateralized by first or second deeds of trust on improved property located in California and provide for monthly payments of principal and interest with interest rates generally ranging from 8% to 11.90% per annum.

               The following is a summary of notes receivable:

                                                   March 31,   December 31,
                                                     1995          1994
                                                   ---------   -----------

                 Second trust deeds, collateralized
                 by residential and commercial
                 property                            244,264        335,243
                                                     -------        -------

                 Less provision for
                 losses on notes                       9,378         35,000
                                                     -------        -------
                                                  $  234,886     $  300,243
                                                     =======        =======






















                                         -8-

          Item  2.  Management's Discussion and Analysis of Financial
          -----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

               Property Secured Investments, Inc. (the "Company") is a California Corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust (a "REIT"). The Company was formed to invest in fixed and variable rate promissory notes (the "Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which are secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as invest in Notes secured by real property.
          The Company's newly elected Board of Directors has not as yet made any new investments for the Company since its election in September of last year.

               The Company ceased acquiring Notes in 1991 and shortly thereafter began to distribute the proceeds of the Company's Note portfolio to its shareholders as payments were received. At the Company's annual shareholders meeting for 1994, the shareholders approved a proposal to sell substantially all of the Company's real estate assets. Most of the Notes in the Company's portfolio were either sold or paid off in the fourth quarter of 1994. The Company had two Notes and two pieces of real estate remaining in its portfolio on December 31, 1994. One of those Notes was sold by the Company for $65,000 on February 28, 1995.

               The Company's Board of Directors is currently exploring opportunities for recapitalizing the Company through, among other things, a new public offering of the Company's common stock, and the opportunities currently available for investment in real estate structured either as equity or secured debt. If the Board determines that it is in the best interests of the Company and its shareholders to raise new capital for further investment, it is not currently possible to project the overall effect of such activities on the Company's net income for 1995. If the Board does not decide to raise new capital and resume investment activities, it will seek to sell or otherwise liquidate the Company's remaining assets and distribute the proceeds of such liquidations and all of the Company's reserves, after the payment of expenses, to the Company's shareholders as soon as possible. The Company is unable to predict with any confidence the resulting impact upon the Company's net income from such a decision, although both income and expenses should decrease significantly in 1995 from the levels in 1994 under such a course



                                         -9-

          of action. The Company anticipates that its expenses in 1995 will exceed its income.

          There has been little change in the Company's financial condition between the end of the last fiscal year and the end of the first quarter of 1995. The principal changes in the financial condition and results of operation of the Company between the first quarter of 1994 and the first quarter of this year are primarily the result of the sale of most of the Company's Note portfolio and the distribution of much of the proceeds of that sale to the Company's shareholders in the last quarter of 1994. The Company's interest income declined by more than 92% and its total income was reduced by over 86% from the first quarter of 1994 to the first quarter of 1995. On the other hand, the Company's operating expenses also dropped by more than 68% between the two periods. The Company's net losses for those quarters were, as a result, similar. Until and unless the Company is successful in raising new capital to fund its operations, it is anticipated that the results of the Company's operations in future quarters will be similar to that in the first quarter of this year.


                             PART II - OTHER INFORMATION
                             ---------------------------


          Item 6.   Exhibits and Reports on Form 8-K.
          -------------------------------------------

          (a)       Exhibits

          No.       Description
          ---       -----------

          3a        Articles of Incorporation of Property Secured
                    Investments, Inc. * (3-a)

          3b        Bylaws of Property Secured Investments, Inc.**
                    (3-b)/***

          4a        Articles of Incorporation of Property Secured
                    Investments, Inc. * (3-a)

          4b        Bylaws of  Property Secured  Investments, Inc.
                    **(3-b)/***

          27        Financial Data Schedule

          *Incorporated by reference to the Company's Registration Statement on Form S-11, filed with the Commission on December 12, 1988. (References in () are to original exhibit numbers.)



                                         -10-

          **Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed with the Commission on August 14, 1989, modified as set forth in the Company's definitive Proxy Statement filed with the Commission on August 11, 1994. (References in () are to original exhibit numbers.)

          ***Incorporated by reference to the Company's definitive Proxy Statement filed with the Commission on August 11, 1994, pages 33-37.

          (b) No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter of 1995.


                                      SIGNATURES
                                      ----------


               Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Property Secured Investments, Inc.
                          ----------------------------------
                                     (Registrant)




           Dated:  May 15, 1995         By:  /s/Andrew K. Proctor
                                             --------------------
                                             Andrew K. Proctor,
                                             Chairman and President




           Dated:  May 15, 1995         By:  /s/Andrew K. Proctor
                                             --------------------
                                             Andrew K. Proctor,
                                             Treasurer









                                         -11-

                                    EXHIBIT INDEX


          No.       Description                                  Page #
          ---       -----------                                  ------


          3a        Articles of Incorporation of Property
                    Secured Investments, Inc. *                  (3-a)

          3b        Bylaws of Property Secured
                    Investments, Inc.**                          (3-b)/***

          4a        Articles of Incorporation of Property
                    Secured Investments, Inc.                    * (3-a)

          4b        Bylaws of Property Secured
                    Investments, Inc.                           **(3-b)/***

          27        Financial Data Schedule                        12

          * Incorporated by reference to the Company's Registration Statement on Form S-11, filed with the Commission on December 12, 1988. (References in () are to original exhibit numbers.)

          ** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed with the Commission on August 14, 1989, modified as set forth in the Company's definitive Proxy Statement filed with the Commission on August 11, 1994. (References in () are to original exhibit numbers.)

          *** Incorporated by reference to the Company's definitive Proxy Statement filed with the Commission on August 11, 1994, pages 33-37.



















                                         -12-


[TYPE]    EX-27
[ARTICLE] 5
[MULTIPLIER]   1,000

[PERIOD-TYPE]             3-MOS
[FISCAL-YEAR-END]                            DEC-31-1995
[PERIOD-END]                                 MAR-31-1995
[CASH]                                 $   205,786
[SECURITIES]                                   -0-
[RECEIVABLES]                              234,886
[ALLOWANCES]                                 9,386
[INVENTORY]                                    -0-
[CURRENT-ASSETS]                               -0-
[PP&E]                                         -0-
[DEPRECIATION]                                 -0-
[TOTAL-ASSETS]                             762,802
[CURRENT-LIABILITIES]                       34,398
[BONDS]                                        -0-
[PREFERRED-MANDATORY]                          -0-
[PREFERRED]                                    -0-
[COMMON]                                6,298,479
[OTHER-SE]                                     -0-
[TOTAL-LIABILITY-AND-EQUITY]               762,802
[SALES]                                        -0-
[TOTAL-REVENUES]                             8,460
[CGS]                                          -0-
[TOTAL-COSTS]                               27,281
[OTHER-EXPENSES]                               -0-
[LOSS-PROVISION]                               -0-
[INTEREST-EXPENSE]                             -0-
[INCOME-PRETAX]                           <18,821>
[INCOME-TAX]                                   -0-
[INCOME-CONTINUING]                       <18,821>
[DISCONTINUED]                                 -0-
[EXTRAORDINARY]                                -0-
[CHANGES]                                      -0-
[NET-INCOME]                              <18,821>
[EPS-PRIMARY]                                <.03>
[EPS-DILUTED]                                <.03>