Form 10QSB/A
period 1995-03-31
PROPERTY SECURED INVESTMENTS INC
filed 1995-08-02
CIK 790410

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                FORM 10-QSB/A
                               AMENDMENT NO. 1


        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

             For the transition period from _____________ to ___________

                      Commission file number:   33-26036

                      PROPERTY SECURED INVESTMENTS, INC.
                      ----------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

              California                          95-4075422
        ------------------------           -----------------------
        (State of Incorporation)           (I.R.S. Employer ID No.)

                     445 South Figueroa Street, Ste. 2600
                         Los Angeles, CA  90071-1630
                   (Address of principal executive offices)

                      (213) 612-7714 (Andrew K. Proctor)
                      ----------------------------------
                         (Issuer's telephone number)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
   12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes   X   No
                                           -----    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 12, 1995, 707,918 shares of common stock, no par value.

             Transitional Small Business Disclosure Format (check one):
   Yes       No   X
       -----    -----



                  THE PURPOSE OF THIS AMENDMENT IS TO ATTACH
             THE FINANCIAL DATA SCHEDULE AS A SEPARATE DOCUMENT.

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



                      Property Secured Investments, Inc.
                      ----------------------------------
                                 (Registrant)





   Dated:  August 1, 1995             By:  /s/ Andrew K. Proctor
                                           ----------------------------
                                           Andrew K. Proctor,
                                           Chairman and President



   Dated:  August 1, 1995             By:  /s/ Andrew K. Proctor
                                           ----------------------------
                                           Andrew K. Proctor,
                                           Treasurer