Form 10QSB
period 1995-06-30
PROPERTY SECURED INVESTMENTS INC
filed 1995-08-14
CIK 790410

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB

              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

              [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT

                For the transition period from _________ to _________

                    Commission file number:  33-26036
                                             --------
                          PROPERTY SECURED INVESTMENTS, INC.
                       ---------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

             California                                95-4075422
          -----------------------                ------------------------
          (State of Incorporation)                (I.R.S. Employer ID No.)

                        445 South Figueroa Street, Ste. 2600,
                              Los Angeles, CA 90071-1630
                        --------------------------------------
                       (Address of principal executive offices)

                          (213) 612-7714 (Andrew K. Proctor)
                       ---------------------------------------
                             (Issuer's telephone number)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes...X... No........

                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 1995, 707,918 shares of common stock, no par value.

               Transitional Small Business Disclosure Format(check one):
          Yes.......No...X...


          Exhibit Index at Page 11

                            PART I - FINANCIAL INFORMATION


          Item 1.   Financial Statements.
                    --------------------

               The following financial statements are furnished:

                    Balance sheets (unaudited) as of June 30, 1995 and December 31, 1994.

                    Statements of Operations (unaudited) for the six months and three months ended June 30, 1995 and 1994.

                    Statements of Cash Flows (unaudited) for the six months ended June 30, 1995 and 1994.

                    Notes to Financial Statements (unaudited).

                          Property Secured Investments, Inc.
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   June 30,    December 31,
                                                     1995          1994
                                                   --------    ------------

          Cash                                   $  158,072     $  170,323
          Notes receivable, net of
            provision for losses of
            $9,378 and $35,000 (note 2)             234,711        300,243
          Accrued interest receivable                 4,765          2,496
          Real estate                               317,365        317,365
                                                 ----------     ----------
                                                 $  714,913     $  790,427
                                                 ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


          Accrued expenses and other
            liabilities                          $   18,924     $   35,039
          Deferred revenues                           3,940          8,163
                                                 ----------     ----------
                                                     22,864         43,202

          Stockholders' Equity
            Common stock, 10,000,000 shares
              authorized,707,918 shares
              issued and outstanding              6,298,479      6,298,479
            Additional paid-in capital                2,970          2,970
            Distributions in excess of
              earnings                           (5,609,400)    (5,554,224)
                                                 ----------     ----------
              Total Stockholders' Equity            692,049        747,225
                                                 ----------     ----------
                                                 $  714,913     $  790,427
                                                 ==========     ==========












                     The accompanying notes are an integral part
                            of these financial statements

                          Property Secured Investments, Inc.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                     Six months ended   Three months ended
                                         June 30,            June 30,
                                     1995      1994      1995      1994
                                     ----      ----      ----      ----
     Income
       Interest                   $  7,241   $102,854  $  3,004   $ 45,496
       Loan origination fees         4,223     14,542               11,500
       Other                                    2,201                1,646
                                  --------   --------  --------   --------
         Total income               11,464    119,597     3,004     58,642

     Expenses
       Operating                    66,640    204,317    39,359    117,103
       Provision for losses
         on notes receivable
         and real estate                      105,000              105,000
                                  --------   --------  --------   --------
         Total expenses             66,640    309,317    39,359    222,103
                                  --------   --------  --------   --------
     Net loss before loss on
       sale of real estate         (55,176)  (189,720)  (36,355)  (163,461)
                                  --------   --------  --------   --------
     Loss on sale of
       real estate                             (2,696)
                                  --------   --------  --------   --------
     Net loss                     $(55,176) $(192,416) $(36,355) $(163,461)
                                  ========   ========  ========   ========
     Per common share
      information:
       Net loss                   $   (.08)  $   (.27) $   (.06)  $   (.23)
                                  ========   ========  ========   ========
       Income dividends                .00        .00       .00        .00
       Return of capital
         dividends                     .00        .10       .00        .00
                                  --------   --------  --------   --------
         Total dividends          $    .00   $    .10  $    .00   $    .00
                                  ========   ========  ========   ========
     Weighted average
       shares outstanding          707,918    707,918   707,918    707,918
                                  ========   ========  ========   ========








                     The accompanying notes are an integral part
                            of these financial statements

                          Property Secured Investments, Inc.
                               STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)


                                                     1995           1994
                                                     ----           ----
       Cash flows from operating activities:
         Interest received                         $ (4,972)      $112,100
         Operating expenses paid                    (82,755)      (221,099)
         Other income received                                       2,201
                                                   --------       --------
           Net cash used in operating activities    (77,783)      (106,798)

       Cash flows from investing activities:
         Principal payments received on
           notes receivable                          65,532        225,361
         Deposit for sale of assets                                 25,000
         Proceeds on sale of real estate                           303,797
                                                   --------       --------
           Net cash provided by
            investing activities                     65,532        555,158

       Cash flows from financing activities:
         Cash distributions to stockholders                       (495,543)
         Payments on trust deed note payable                      (137,530)
                                                   --------       --------
           Net cash used in financing activities                  (633,073)
                                                   --------       --------
       Net decrease in cash                         (12,251)      (185,713)

       Cash, beginning of period                    170,323        488,369
                                                   --------       --------
       Cash, end of period                         $158,072       $302,646
                                                   ========       ========
       Cash flows from operating activities:
         Net loss                                  $(55,176)     $(192,416)
         Adjustments to reconcile net loss
           to net cash used in operating
           activities before cash distributions
           to shareholders:
             Loss on sale of real estate                             2,696
             Provision for losses on notes
              receivable and real estate                           105,000
             Amortization of loan origination
              fees                                   (4,223)       (14,542)
             (Increase) decrease in accrued
              interest receivable                    (2,269)         9,246
             Decrease in accrued expenses and
              other liabilities                     (16,115)       (16,782)
                                                   --------       --------
       Net cash used in operating activities       $(77,783)     $(106,798)
                                                   ========       ========
                    The accompanying notes are an integral part
                           of these financial statements

                          Property Secured Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                   For the six months ended June 30, 1995 and 1994


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

          Real Estate Held for Sale
          -------------------------
               Real Estate represents property that the Company has obtained through foreclosure on trust deeds that were in its portfolio and that it is holding for sale. The property is recorded at the lower of estimated fair value less estimated selling costs or at cost. Costs of maintaining foreclosed properties and preparing them for sale are expenses as incurred.

          Deferred Revenues
          -----------------
               Deferred revenues consist of loan origination fees relating to loans originated or acquired by the Company. Loan fees have been deferred and are being recognized as income on a method approximating a level yield over the life of each respective loan.

          Federal Income Taxes
          --------------------
               The Company qualifies as an REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to shareholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the require-ments for continued qualification as a REIT as of June 30, 1995.

          Net Loss Per Share
          ------------------
               Net loss per share is based on the weighted average number of common shares outstanding.


          NOTE 2 - NOTES RECEIVABLE

               Notes receivable represent amounts due from borrowers relating to loans originated or acquired by the Company with original loan terms generally ranging from five to thirteen years. Generally, the notes are collateralized by first or second deeds of trust on improved property located in California and provide for monthly payments of principal and interest with interest rates generally ranging from 8% to 11.9% per annum.

               The following is a summary of notes receivable:

                                             June 30,        December 31,
                                               1995              1994
                                           ------------      ------------
          Second trust deeds,
            collateralized by residential
            and commercial property          244,089             335,243
                                             -------             -------
          Less provision for losses
            on notes                           9,378              35,000
                                             -------             -------
                                            $234,711            $300,243
                                            ========            ========

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                    -------------------------------------------------

               Property Secured Investments, Inc. (the "Company") is a California Corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT.
          The Company was formed to invest in fixed and variable rate promissory notes (the "Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which are secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not as yet made any new investments for the Company since its election in September of last year.

               The Company ceased acquiring Notes in 1991 and shortly thereafter began to distribute the proceeds of the Company's Note portfolio to its shareholders as payments were received. At the Company's annual shareholders meeting for 1994, the shareholders approved a proposal to sell substantially all of the Company's real estate assets. Most of the Notes in the Company's portfolio were either sold or paid off in the fourth quarter of 1994 or first quarter of 1995. In the first quarter of 1995, the Company terminated the Purchase and Sale Agreement pursuant to which the Company had disposed of the majority of its assets, leaving it with three assets in its portfolio, one note and two pieces of real estate.

               The Company's Board of Directors continues to explore opportunities for recapitalizing the Company through, among other things, a new public offering of the Company's common stock, and the opportunities currently available for investment in real estate structured either as equity or secured debt. If the Board determines that it is in the best interests of the Company and its shareholders to raise new capital for further investment, it is not currently possible to project the overall effect of such activities on the Company's net income for 1995. If the Board does not decide to raise new capital and resume investment activities, it will seek to sell or otherwise liquidate the Company's remaining assets and distribute the proceeds of such liquidations and all of the Company's reserves, after the payment of expenses, to the Company's shareholders as soon as practicable. The Company is unable to predict with any confidence the resulting impact upon the Company's net income from such a decision, although both income and expenses should decrease significantly in 1995 from the levels in 1994 under such a course of action. The Company anticipates that its expenses in 1995 will exceed its income.

               There has been little change in the Company's financial condition between the end of the last fiscal year and the end of the second quarter of 1995. The principal changes in the financial condition and results of operation of the Company between the second quarter of 1994 and the second quarter of this year are primarily the result of the sale of most of the Company's Note portfolio and the distribution of much of the proceeds of that sale to the Company's shareholders in the last quarter of 1994. The Company's interest income declined by nearly 93% and its total income was reduced by over 90% from the second quarter of 1994 to the second quarter of 1995. On the other hand, the Company's operating expenses also dropped by more than 67% between the two periods. The Company continues to have net operating losses as a result of its reduced income. Until and unless the Company is successful in raising new capital to fund its operations, it is anticipated that the results of the Company's operations in future quarters will be similar to that in the second quarter of this year.


                             PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.
                    --------------------------------

          (a)       Exhibits

          No.       Description
          ----      -------------
          3a        Articles of Incorporation of Property Secured
                    Investments, Inc. <F*> (3-a)

          3b        Bylaws of Property Secured Investments, Inc. <F**>
                    (3-b)/<F***>

          4a        Articles of Incorporation of Property Secured
                    Investments, Inc. <F*> (3-a)

          4b        Bylaws of Property Secured Investments, Inc. <F**>
                    (3-b)/<F***>

          27        Financial Data Schedule

          [FN]
          <F*>      Incorporated by reference to the Company's Registration
                    Statement on Form S-11, filed with the Commission on December 12, 1988. (References in () are to original exhibit numbers.)

          <F**>     Incorporated by reference to Amendment No. 1 to the
                    Company's Registration Statement on Form S-11 filed with the Commission on August 14, 1989, modified as set forth in the Company's definitive Proxy Statement filed with the Commission on August 11, 1994. (References in () are to original exhibit numbers.)

          <F***>    Incorporated by reference to the Company's definitive
                    Proxy Statement filed with the Commission on August 11, 1994, pages 33 - 37.

          (b) Report on Form 8-K dated March 17, 1995, was filed by the Company in which it was reported that the Company had changed its principal accountants from Singer, Lewak, Greenbaum and Goldstein to Deloitte & Touche ad that the Purchase and Sale Agreement between the Company and Jess Kent & Company had been terminated.


                                      SIGNATURES


               Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Property Secured Investments, Inc.
                          ----------------------------------
                                     (Registrant)



          Dated:  August 14, 1995       By: /s/Andrew K. Proctor
                                           -----------------------------
                                            Andrew K. Proctor,
                                            Chairman and President


          Dated:  August 14, 1995       By: /s/Andrew K. Proctor
                                           -----------------------------
                                            Andrew K. Proctor, Treasurer

                                    EXHIBIT INDEX


          No.       Description                                     Page #
          ----      -----------                                     ------
          3a        Articles of Incorporation of Property Secured
                    Investments, Inc. <F*>                          (3-a)

          3b        Bylaws of Property Secured Investments, Inc.
                    <F**>                                           (3-b)/
                                                                    <F***>

          4a        Articles of Incorporation of Property Secured
                    Investments, Inc. <F*>                          (3-a)

          4b        Bylaws of Property Secured Investments, Inc.
                    <F**>                                           (3-b)/
                                                                    <F***>

          27        Financial Data Schedule                           12

          [FN]
          <F*>      Incorporated by reference to the Company's Registration
                    Statement on Form S-11, filed with the Commission on December 12, 1988. (References in () are to original exhibit numbers.)

          <F**>     Incorporated by reference to Amendment No. 1 to the
                    Company's Registration Statement on Form S-11 filed with the Commission on August 14, 1989, modified as set forth in the Company's definitive Proxy Statement filed with the Commission on August 11, 1994. (References in () are to original exhibit numbers.)

          <F***>    Incorporated by reference to the Company's definitive
                    Proxy Statement filed with the Commission on August 11, 1994, pages 33 - 37.