Form 10QSB
period 1995-09-30
PROPERTY SECURED INVESTMENTS INC
filed 1995-11-14
CIK 790410

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from __________ to__________

               Commission file number:  33-26036
                                        --------
                     PROPERTY SECURED INVESTMENTS, INC.
                     ----------------------------------
                  (Exact name of small business issuer as
                         specified in its charter)

          California                                 95-4075422
     ------------------------                 ------------------------
     (State of Incorporation)                 (I.R.S. Employer ID No.)

                    445 South Figueroa Street, Ste. 2600
                         Los Angeles, CA 90071-1630
                --------------------------------------------
                  (Address of principal executive offices)

                     (213) 612-7714 (Andrew K. Proctor)
               ---------------------------------------------
                        (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes...X... No........

                    APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 1995, 177,031 shares of common stock, no par value.

          Transitional Small Business Disclosure Format (check one):
     Yes.......No...X...





                          Exhibit Index at Page 12

                       PART I - FINANCIAL INFORMATION


     Item 1.   Financial Statements
     -------------------------------
          The following financial statements are furnished:

               Balance sheets (unaudited) as of September 30, 1995 and December 31, 1994.

               Statements of Operations (unaudited) for the nine months and three months ended September 30, 1995 and 1994.

               Statements of Cash Flows (unaudited) for the nine months ended September 30, 1995 and 1994.

               Notes to Financial Statements (unaudited).

                     Property Secured Investments, Inc.
                               BALANCE SHEETS
                                 (Unaudited)



                                   ASSETS

                                           September 30,   December 31,
                                               1995            1994
                                           -------------   ------------
     Cash                                   $   218,844    $   170,323
     Notes receivable, net of
       provision for losses of
       $9,378 and $35,000 (note 2)              234,182        300,243
     Accrued interest receivable                  4,765          2,496
     Real estate                                222,098        317,365
                                             ----------     ----------
                                            $   679,889    $   790,427
                                             ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


     Accrued expenses and other
       liabilities                          $    29,169    $    35,039
     Deferred revenues                            3,940          8,163
                                             ----------     ----------
                                                 33,109         43,202

     Stockholders' Equity
       Common stock, 20,000,000 shares
         authorized, 177,031 shares
         issued and outstanding               6,298,479      6,298,479
       Additional paid-in capital                 2,970          2,970
       Distributions in excess of earnings   (5,654,669)    (5,554,224)
                                             ----------     ----------

           Total Stockholders' Equity           646,780        747,225
                                             ----------     ----------
                                             $  679,889     $  790,427
                                             ==========     ==========












                 The accompanying notes are an integral part
                        of these financial statements

                     Property Secured Investments, Inc.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                              Nine months ended   Three months ended
                                September 30,        September 30,
                              -----------------    -----------------
                                1995      1994       1995       1994
                                ----      ----       ----       ----
     Income
       Interest              $  13,344  $ 139,896  $  6,103  $  37,042
       Loan origination fees     4,223     58,266               43,724
       Other                       541      2,464       541        263
                              --------   --------  --------   --------
           Total income         18,108    200,626     6,644     81,029


     Expenses
       Operating                97,654    320,654    31,014    116,337
       Provision for losses on
         notes receivable and
         real estate                      675,000              570,000
                              --------   --------  --------   --------
           Total expenses       97,654    995,654    31,014    686,337

     Net loss before loss on
       sale of real estate     (79,546)  (795,028)  (24,370)  (605,308)
                              --------   --------  --------   --------
     Loss on sale of
       real estate             (20,899)    (2,696)  (20,899)
                              --------   --------  --------   --------
     Net loss                $(100,445) $(797,724) $(45,269) $(605,308)
                              ========   ========   =======   ========
     Per common share information:
       Net loss              $    (.57) $   (4.51) $   (.26)$    (3.42)
                              ========   ========   =======   ========
       Income dividends            .00        .00       .00        .00
       Return of capital
         dividends                 .00        .40       .00        .00
                              --------   --------   -------   --------
           Total dividends   $     .00  $     .40  $    .00  $     .00
                              ========   ========   =======   ========
     Weighted average
       shares outstanding      177,031    177,031   177,031    177,031
                              ========   ========   =======   ========







                 The accompanying notes are an integral part
                        of these financial statements

                     Property Secured Investments, Inc.
                          STATEMENTS OF CASH FLOWS
            For the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                 1995           1994
     Cash flows from operating activities:       ----           ----
       Interest received                      $  11,075      $ 161,951
       Operating expenses paid                 (103,524)      (331,573)
       Other income received                        541          2,464
                                               --------       --------
           Net cash used in
            operating activities                (91,908)      (167,158)

     Cash flows from investing activities:
       Principal payments received on
         notes receivable                        66,061        269,332
       Deposit for sale of assets                               25,000
       Proceeds on sale of real estate           74,368        303,797
                                               --------       --------
           Net cash provided by
            investing activities                140,429        598,129

     Cash flows from financing activities:
       Cash distributions to stockholders                     (495,543)
       Payments on trust deed note payable                    (137,530)
                                               --------       --------
           Net cash used in
            financing activities                              (633,073)
                                               --------       --------
     Net increase (decrease) in cash             48,521       (202,102)

     Cash, beginning of period                  170,323        488,369
                                               --------       --------
     Cash, end of period                      $ 218,844      $ 286,267
                                               ========       ========

     Cash flows from operating activities:
       Net loss                              $(100,445)      $(797,724)
       Adjustments to reconcile net loss
         to net cash used in operating
         activities before cash
         distributions to shareholders:
           Loss on sale of real estate           20,899          2,696
           Provision for losses on notes
            receivable and real estate                         675,000
           Amortization of loan
            origination fees                     (4,223)       (58,266)
           (Increase) decrease in accrued
            interest receivable                  (2,269)        22,055
           Decrease in accrued expenses and
            other liabilities                    (5,870)       (10,919)
                                               --------       --------
     Net cash used in operating activities    $ (91,908)     $(167,158)
                                               ========       ========
                 The accompanying notes are an integral part
                        of these financial statements

                     Property Secured Investments, Inc.
                        NOTES TO FINANCIAL STATEMENTS
            For the nine months ended September 30, 1995 and 1994
                                 (Unaudited)


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

     Federal Income Taxes
     --------------------
          The Company qualifies as an REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to stockholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT as of September 30, 1995.

     Net Loss Per Share
     ------------------
          Net loss per share is based on the weighted average number of common shares outstanding.

     Stock Split
     -----------
          In July 1995, the Company affected a one-for-four reverse stock split of its common stock. Pursuant to the terms of such stock split, in lieu of the issuance of any fractional shares that would otherwise result from the reverse stock split, the Company shall issue one additional share of common stock. The common stock outstanding and weighted average shares outstanding for all periods presented have been adjusted to reflect this stock split.


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

          The following is a summary of notes receivable:


                                            September 30,  December 31,
                                                1995           1994
                                            -------------  ------------
     Second trust deeds, collateralized by
     residential and commercial property        243,560       335,243
                                                -------       -------
     Less provision for losses on notes           9,378        35,000
                                                -------       -------
                                               $234,182      $300,243
                                                =======       =======

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     ----------------------------------------------------------
          Property Secured Investments, Inc. (the "Company") is a California Corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT. The Company was formed to invest in fixed and variable rate promissory notes (the "Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which are secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not as yet made any new investments for the Company since its election in September of last year.

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

          Pursuant to a vote of shareholders at the annual meeting held in September, 1994, the Company affected a one-for-four reverse stock split on July 11, 1995.

          In September, 1995, the Company sold one of its two pieces of real property for net proceeds of $74,368 which were paid in cash. The Company realized a loss of $20,899 on the sale of such property which was acquired by foreclosure. The property is located in Acton, California.

          As to the Company's sole remaining piece of real property, the Company recently prevailed in its unlawful detainer action and obtained possession of the property. The Company is currently preparing the property, which is located in Inglewood, California, to market it for sale.

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

          There has been little change in the Company's financial condition between the end of the last fiscal year and the end of the third quarter of 1995. The principal changes in the financial condition and results of operation of the Company between the third quarter of 1994 and the third quarter of this year are primarily the result of the sale of most of the Company's Note portfolio and the distribution of much of the proceeds of that sale to the Company's shareholders in the last quarter of 1994. The Company's interest income declined by nearly 84% and its total income was reduced by nearly 92% from the third quarter of 1994 to the third quarter of 1995. On the other hand, the Company's operating expenses also dropped by more than 73% between the two periods. The Company continues to have net operating losses as a result of its reduced income. Until and unless the Company is successful in raising new capital to fund its operations, it is anticipated that the results of the Company's operations in future quarters will be similar to that in the third quarter of this year.


     Item 4.  Items Submitted to a Vote of Security-Holders
     ------------------------------------------------------
          At the Company's annual meeting held on August 1, 1995, the Company's shareholders elected the Board of Directors for the forthcoming year consisting of: Elbert R. Lewis, Andrew K. Proctor, Hubert Scheffy, Jr., Sidney Harris and David A. Hillard, all of whom were re-elected to the Board. Each of the candidates received 356,086 votes; 73,086 votes were withheld with respect to each candidate; there were 14,353 broker non-votes. Such vote reflects shareholdings as of the record date of June 23, 1995, and does not reflect the impact of the reverse stock split discussed in Item 2 above.

          At the above annual meeting, shareholders also voted on a proposal to grant 60,000 shares of the Company's common stock to certain of the Company's Directors and Officers as compensation for services to the Company. This proposal was not approved, receiving 167,073 votes in favor; 103,730 votes against; 21,688 votes abstained; there were 141,969 broker non-votes.

                         PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K.
     ------------------------------------------
     (a)       Exhibits

     No.       Description
     ----      ------------
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

     <F***>    Incorporated by reference to the Company's definitive
               Proxy Statement filed with the Commission on August 11, 1994, pages 33 - 37.


     (b) No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the third quarter of 1995.

                                 SIGNATURES


          Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Property Secured Investments, Inc.
                     ----------------------------------
                                (Registrant)




     Dated:  November 14, 1995     By: /s/ Andrew K. Proctor
                                       --------------------------
                                       Andrew K. Proctor,
                                       Chairman and President



     Dated:  November 14, 1995     By: /s/ Andrew K. Proctor
                                       --------------------------
                                        Andrew K. Proctor, Treasurer

                                EXHIBIT INDEX


     No.       Description                                  Page #
     ----      -----------------                            ------
     3a        Articles of Incorporation of Property
               Secured Investments, Inc. <F>*               (3-a)

     3b        Bylaws of Property Secured Investments,      (3-b)/
               Inc. <F**>                                   <F***>

     4a        Articles of Incorporation of Property
               Secured Investments, Inc. <F*>               (3-a)

     4b        Bylaws of Property Secured Investments,      (3-b)/
               Inc. <F**>                                   <F***>

     27        Financial Data Schedule                        13

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