Form 10KSB
period 1995-12-31
PROPERTY SECURED INVESTMENTS INC
filed 1996-03-29
CIK 790410

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               FORM 10-KSB
     (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended December 31, 1995


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          Commission file number:  33-26036
                                   --------

                    PROPERTY SECURED INVESTMENTS, INC.
             ----------------------------------------------
              (Name of small business issuer in its charter)

       CALIFORNIA                                  95-4075422
     ------------------------                -----------------------
     (State of Incorporation)                 (I.R.S. Employer ID #)

                  445 South Figueroa Street, Ste. 2600,
                        Los Angeles, CA 90071-1630
                ----------------------------------------
                (Address of principal executive offices)

     Issuer's telephone no.: (213) 612-7714 (Andrew K. Proctor)

     Securities Registered Under Section 12(b) of the Exchange Act:

                      Title of Class:  Common Stock
             Name of each Exchange on which Registered:  None

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes...X...            No......

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
     Form 10-KSB or any amendment to this Form 10-KSB.         [   ]

               State issuer's revenues for its most recent fiscal
     year: $20,323.
                         ________________________

               State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

               At March 22, 1996 -- None -- Stock not traded

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               At March 22, 1996 - 176,980 shares of Common Stock, no par value


     DOCUMENTS INCORPORATED BY REFERENCE:
     -----------------------------------
               None.

          Transitional Small Business Disclosure Format (check one):

          Yes ......; No ...X...
































                         EXHIBIT INDEX AT PAGE 23

                                  PART I


     Item 1.   Description of Business
               -----------------------
          (a)  History.
               -------
               Property Secured Investments, Inc. (the "Company") is a California corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT. The Company was formed to invest in fixed and variable rate promissory notes ("Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which were secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not as yet made any investments for the Company under this policy.

               The Company ceased acquiring Notes in 1991 and shortly thereafter began to distribute the proceeds of the Company's Note portfolio to its shareholders as payments were received. At the Company's annual shareholders meeting for 1994, the shareholders approved a proposal to sell substan-tially all of the Company's real estate assets. Most of the Notes in the Company's portfolio were either sold or paid off in the fourth quarter of 1994 or first quarter of 1995. In the first quarter of 1995, the Company terminated the Purchase and Sale Agreement pursuant to which the Company had disposed of the majority of its assets, leaving it with three assets in its portfolio, one Note and two pieces of real estate. By terminating the Purchase and Sale Agreement, Jess Kent & Company's right to purchase the remaining assets of the Company was terminated.

               Pursuant to a vote of shareholders at the annual meeting held in September, 1994, the Company effected a one-for-four reverse stock split on July 7, 1995.

               In September, 1995, the Company sold one of its two pieces of real property for net proceeds of $69,369 which were paid in cash. The Company realized a loss of $25,899 on the sale of such property which was acquired by foreclosure. The property is located in Acton, California.

               On December 30, 1995, the Company accepted $102,000 from the borrower under its remaining Note in full settlement of the borrower's obligations under the Note. At the time of such payment, $240,000 in principal and accrued interest was due under such Note. Given the history of defaults under such Note and the Company's junior position to a senior secured lender, the Company accepted the borrower's payment offer which was made in connection with a refinancing of the property securing the Note.

               The Company is marketing for sale its sole remaining piece of real property, which is located in Inglewood, California.

          (b)  Environmental Protection.
               ------------------------
               Federal, state and local provisions relating to environmental protection and the discharge of material into the environment have not had any effect on the Company; the Company does not anticipate making any capital expenditures for environmental control.

          (c)  Employees.
               ---------
               The Company has no employees.


     Item 2.   Description of Property
               -----------------------
          (a)  Investment Policies.
               -------------------
               On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as invest in Notes secured by real property. The Company has from its inception had the ability to invest in other REITs or partnerships primarily engaged in real estate investment activities. The Company may not invest more than ten percent (10%) of its total assets in unimproved property or Notes secured by deeds of trust on unimproved property. This restriction may not be changed without shareholder approval. There are no other restrictions on the type of real estate in which the Company may invest or which may secure the Notes the Company acquires. The Company may invest either primarily for capital gain or for income. The Company's Board of Directors has not as yet made any new investments for the Company.

          (b)  Real Estate Owned.
               -----------------
               The Company's December 31, 1995 balance sheet lists real estate held for sale in the amount of $200,000. That line item represents a property that the Company obtained through foreclosure on a trust deed in its Note portfolio. The property is recorded at its estimated fair value less estimated selling costs which is lower than cost. Costs of maintaining such foreclosed property are expensed as incurred.

               Such property consists of a two-story office building located at 11011 Crenshaw Boulevard in Inglewood, California, that has recently been repaired following a fire and which is currently uninsured. The property is located in an economically disadvantaged, inner-city area with a high level of commercial vacancies. The property is currently vacant.
     The Company is currently marketing it for sale.


     Item 3.   Legal Proceedings
               -----------------
               There are no material legal proceedings pending against the Company. In the third quarter of 1995, the Company prevailed in its unlawful detainer action with respect to the Crenshaw Boulevard property and obtained possession of such property. The Company filed a declaratory relief action on October 11, 1994 in the California Superior Court for the County of Los Angeles to recover approximately $57,000 in insurance proceeds resulting from a fire which damaged the Inglewood property in 1992. The insurance carrier, Crusader Insurance Company, made its check payable not only to the Company but also to the former owner of the property and several former lienholders on the property and has refused to reissue the check in the Company's name alone without an assignment from each of the other payees or appropriate court order. The Company has been unable to locate the other payees. As a result, it was compelled to file an action for declaratory relief to confirm the Company's right to the insurance proceeds.


     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1995.

                                 PART II


     Item 5.   Market for Common Equity and Related Stockholder
               Matters
               ------------------------------------------------
               As of March 22, 1996, the Company's common stock was held by approximately 200 shareholders of record. There is no established public trading market for that stock.

               There are no outstanding options or warrants to purchase shares of the Company's common stock issued by the Company, and there are no outstanding securities convertible into shares of the Company's common stock.

               The Company has declared the following dividends on shares of stock during the two most recent fiscal years.

     Declaration Date      Dividend Per Share            Amount
     ----------------      ------------------           --------
     March 21, 1994                $0.10                $ 70,792
     December 7, 1994              $1.40                $991,085

               During 1994, all of the distributions made by the Company represented a return of capital.

     FUTURE DIVIDEND POLICY
     ----------------------
               Future distributions, if any, and the timing and amount of such distributions by the Company will depend upon its operating expenses, cash flow from the sale of its remaining real estate asset and, if determined to be a viable alternative by the Board of Directors, its capital needs in connection with a recapitalization, as well as the proceeds of any such recapitalization.


     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
               -------------------------------------------------
          (a)  Liquidity.
               ---------
               The liquidity of the Company is a function of:
     (i) its collections of the principal and interest from its Note portfolio, (ii) proceeds from the sale of assets, (iii) its operating expenses and (iv) dividends declared. During the fourth quarter of 1995, the Company sold one of its two remaining pieces of real property and received an early payoff on its sole remaining Note. The Company is marketing for sale its sole remaining real property asset. The Company's Board of Directors is currently exploring opportunities for recapitalizing the Company through, among other things, a public or private offering of the Company's common stock. If the Company is not successful in raising new capital to fund its operations in 1996, the Company will be dependent upon its reserves and its ability to sell or otherwise liquidate its remaining real property to meet its cash requirements.

               At December 31, 1995, the Company had cash of $262,055. The cash held by the Company at year end was in excess of the amount required under Company policy to be held in cash reserves. Company policy requires it to maintain cash reserves of at least 3% of its net asset value. At
     December 31, 1995, the net asset value (Shareholders' Equity) was $436,868.

          (b)  Capital Resources.
               -----------------
               The Company has no plans or commitments for any future capital expenditures.

          (c)  Results of Operations.
               ---------------------
               The Company's income in 1995 decreased to $20,323 from $215,946 in 1994, a decrease of $195,621, primarily as the result of the reduction in interest earned on the Company's Note portfolio of $151,821 which resulted from the liquidation of that portfolio. Expenses in 1995 decreased to $304,781 from $457,627 in 1994, a decrease of $152,846, primarily as a result of a $201,730 decrease in operating expenses resulting primarily from a decrease in non-recurring legal fees and costs relating to the sale of the Company's assets. Such decrease in operating expenses was partially offset by increases in the provisions for losses on notes receivable and real estate of $26,787 and $22,097, respectively, over 1994. In 1995, the
     Company realized a net loss of $132,008 upon the sale of Notes receivable. The Company also realized a net loss of $25,899 on the sale of real property located in Acton, California. Such factors resulted in a net loss for 1995 of $310,357 compared to a net loss of $691,055 in 1994. The Company's total operating expenses exceeded both two percent (2%) of the Company's average invested assets and twenty-five percent (25%) of its net income for 1995. The Company's independent directors have determined that the Company's operating expenses for 1995 were justified in light of the continued liquidation of its assets.

               The Company's Board of Directors is exploring the Company's prospects for raising new capital and the opportunities currently available for investment in real estate structured either as equity or secured debt. If the Board determines that it is in the best interests of the Company and its shareholders to raise new capital for further investment, it is not currently possible to project the overall effect of such activities on the Company's net income for 1996. If the Board does not decide to raise new capital and resume investment activities, it will seek to sell or otherwise liquidate the Company's remaining asset and distribute the proceeds of such liquidation and all of the Company's reserves, after the payment of expenses, to the Company's shareholders.

               The Company does not expect inflation to be a material factor in its operations in 1996.


     Item 7.   Financial Statements and Supplemental Data
               ------------------------------------------
               The following financial statements are furnished as part of this report:

               (a)  Balance Sheet as of December 31, 1995;

               (b)  Statements of Operations for the years ended
                    December 31, 1995 and 1994;

               (c) Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994;

               (d)  Statements of Cash Flows for the years ended
                    December 31, 1995 and 1994;

               (e)  Notes to Financial Statements; and

               (f)  Independent Auditor's Report.


     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure
               ------------------------------------------------
               Not applicable.

                       INDEPENDENT AUDITORS' REPORT



     To the Board of Directors and Shareholders of Property Secured Investments, Inc.:

     We have audited the accompanying balance sheet of Property Secured Investments, Inc. (the "Company") as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


     /s/ Deloitte & Touche LLP

     DELOITTE & TOUCHE LLP
     Los Angeles, California

     March 18, 1996

                    Property Secured Investments, Inc.
                              BALANCE SHEET
                            December 31, 1995




                                  ASSETS


             Cash                                        $  262,055
             Real estate held for sale                      200,000
                                                          ---------
                                                         $  462,055
                                                          =========



                   LIABILITIES AND STOCKHOLDERS' EQUITY


             Accrued expenses and other liabilities      $   25,187
                                                          ---------
             Stockholders' Equity
                Common stock, 20,000,000 shares
                   authorized, 176,980 shares issued
                   and outstanding                        6,298,479
                Additional paid-in capital                    2,970
                Distributions in excess of earnings      (5,864,581)
                                                          ---------
                   Total Stockholders' Equity               436,868
                                                          ---------
                                                         $  462,055
                                                          =========





















               The accompanying notes are an integral part
                      of these financial statements

                    Property Secured Investments, Inc.
                         STATEMENTS OF OPERATIONS
                For the years ended December 31, 1995 and 1994




                                                1995       1994

     Income
        Interest                             $  11,440  $ 163,261
        Loan origination fees                    8,163     50,103
        Other                                      720      2,582
                                               -------    -------
           Total income                         20,323    215,946

     Expenses
        Operating                              150,676    352,406
        Provision for losses on notes
           receivable                          132,008    105,221
        Provision for losses on real estate     22,097        -
                                               -------    -------
           Total expenses                      304,781    457,627
                                               -------    -------

     Net loss before loss on sale of
       notes receivable and real estate       (284,458)  (241,681)

     Loss on sale of notes receivable -
        related party (note 2)                           (446,678)
     Loss on sale of real estate               (25,899)    (2,696)
                                               -------    -------
     Net loss                                $(310,357) $(691,055)
                                               =======    =======
     Per common share information:
        Net loss                             $   (1.75) $   (3.90)
                                               =======    =======
        Return of capital dividends          $    0.00  $    6.00
                                               =======    =======

     Weighted average number of shares
        outstanding                            176,980    176,980
                                               =======    =======












               The accompanying notes are an integral part
                      of these financial statements

                          Property Secured Investments, Inc.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the years ended December 31, 1995 and 1994



                             Common Stock     Additional  Distributions
                          -------------------   Paid-In     In Excess
                          Shares     Amount     Capital    of Earnings       Total
                          -------   ---------   -------    -----------     ---------
     Balance,
       January 1, 1994    176,980  $6,298,479  $  2,970    $(3,801,292)   $2,500,157

     Net loss                                                 (691,055)     (691,055)

     Dividends                                              (1,061,877)   (1,061,877)
                          -------   ---------    ------      ---------     ---------
     Balance,
       December 31, 1994  176,980   6,298,479     2,970     (5,554,224)      747,225

     Net loss                                                 (310,357)     (310,357)
                          -------   ---------    ------      ---------     ---------
     Balance,
      December 31, 1995   176,980  $6,298,479  $  2,970    $(5,864,581)   $  436,868
                          =======   =========    ======      =========     =========
























               The accompanying notes are an integral part
                      of these financial statements

                       Property Secured Investments, Inc.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1995 and 1994



                                                      1995        1994
                                                    --------    --------
     Cash flows from operating activities:
       Interest received                           $  13,936  $  193,042
       Operating expenses paid                      (160,528)   (363,667)
       Other income received                             720       2,582
                                                    --------   ---------
     Net cash used in operating activities          (145,872)   (168,043)

     Cash flows from investing activities:
       Principal payments received on
         notes receivable                            168,235     442,049
       Proceeds from sale of notes receivable                    728,309
       Proceeds from sale of real estate              69,369     303,797
                                                    --------   ---------
     Net cash provided by investing activities       237,604   1,474,155

     Cash flows from financing activities:
       Cash distributions to stockholders                     (1,486,628)
       Payments on trust deed note payable                      (137,530)
                                                    --------   ---------
     Net cash used in financing activities                    (1,624,158)
                                                    --------   ---------
     Net increase (decrease) in cash                  91,732    (318,046)

     Cash, beginning of year                         170,323     488,369
                                                    --------   ---------
     Cash, end of year                             $ 262,055  $  170,323
                                                    ========   =========
     Cash flows from operating activities:
       Net loss                                    $(310,357) $ (691,055)
       Adjustments to reconcile net loss
         to net cash used in operating
         activities:
           Loss on sale of notes receivable                      446,678
           Loss on sale of real estate                25,899       2,696
           Amortization of loan fees                  (8,163)    (50,103)
           Provision for losses on notes
            receivable and real estate               154,105     105,221
           Decrease in accrued interest
            receivable                                 2,496      29,781
           Decrease in accrued expenses and
            other liabilities                         (9,852)    (11,261)
                                                    --------   ---------
     Net cash used in operating activities         $(145,872)  $(168,043)
                                                    ========   =========



               The accompanying notes are an integral part
                      of these financial statements

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          Property Secured Investments, Inc. (the "Company" or "PSI") was incorporated in 1986 and began operations in 1987. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT"). The Company had investments in promissory notes collateralized principally by deeds of trust on California real property. In 1994, the Company obtained stockholder approval to convert to a perpetual life REIT.

          Estimates
          ---------
          In preparing financial statements in conformity with generally accepted auditing principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Real Estate
          -----------
          Real Estate represents one property that the Company has obtained through foreclosure on a trust deed that was in its portfolio and is held for sale. The property is recorded at its estimated fair value less estimated selling costs which is lower than cost. Costs of maintaining the foreclosed property and preparing it for sale are expensed as incurred. The property is located in Inglewood, California.

          Federal Income Taxes
          --------------------
          The Company qualifies as a REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to stockholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT for the years ended December 31, 1994 and 1995.

          Cash dividends paid or accrued to stockholders for Federal income tax purposes amounted to $1,061,877 for the year ended December 31, 1994. These dividends were a return of capital to the stockholders.

          Net Loss Per Share
          ------------------
          Net loss per share is based on the weighted average number of common shares outstanding.

          Stock Split
          -----------
          In July 1995, the Company effected a one-for-four reverse stock split of its common stock. Pursuant to the terms of such stock split, in lieu of the issuance of any fractional shares that would otherwise result from the reverse stock split, the Company shall issue one additional share of common stock. Note that the 176,980 outstanding share balance is subject to adjustments based on the actual 1 for 4 reverse split calculation of each individual account, with the fractional share interest rounded up to the next full share. The common stock outstanding and weighted average shares outstanding for all periods presented have been adjusted to reflect this stock split.

     NOTE 2 - RELATED PARTY TRANSACTIONS

          In 1995, certain expenses in the amount of $54,514 were incurred on behalf of the Company by an officer and were reimbursed by the Company.

          On September 12, 1994, the Company entered into an agreement to sell substantially all of its notes receivable and real estate portfolio. The sale price was $728,309, which resulted in a $446,678 loss. The notes and real estate portfolio were sold to a company owned by the current president and member of the board of directors of the Company, which was pursuant to an agreement approved by the board of directors and stockholders of the Company prior to this individual becoming an officer and a member of the board of directors of the Company. The agreement was terminated by agreement of the parties effective as of March 17, 1995. By terminating the agreement, Jess Kent & Company's right to purchase the remaining assets of the Company was terminated.

                                  PART III


     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
               ------------------------------------------------------
     Directors
     ---------
               The Company currently has four directors: David A. Hilliard, Elbert R. Lewis, Andrew K. Proctor and Hubert
     Scheffy, Jr. The Company's directors voted to approve a reduction of the number of directors from nine to five. There is currently one vacancy on the Board. The entire Board of Directors is elected on an annual basis.

          Elbert R. Lewis - Age: 85
          ---------------
               Mr. Lewis served as an independent director of the Company from June of 1986 to March of 1992. He is currently serving as a member of the Board of Directors and Secretary of the Company. He succeeded Irving Kellogg as Chairman of the Board of the Company on March 24, 1994, a position he held until September 26, 1994. Between March 19, 1992 and April 12, 1994, Mr. Lewis served as the Treasurer of the Company, and from April 12, 1994 to September 26, 1994, he was President. From 1960 to his retirement in 1975, Mr. Lewis served as the Senior in Charge of the Condemnations Section, Los Angeles District, California Division of Highways. He was responsible for hiring outside appraisers where required for litigation and for reviewing appraisals by the City of Los Angeles where the city sought state approval of city applications for federal funding.

          Andrew K. Proctor - Age: 39
          -----------------
               Mr. Proctor was elected to the Board of Directors at the Company's Annual Meeting on September 12, 1994 and is currently serving as a member of the Board of Directors, President and Treasurer. Mr. Proctor is the Chief Executive Officer and sole shareholder of Jess Kent & Company ("JK&CO") and is the Managing Principal of its wholly-owned investment banking subsidiary, Jess Kent Capital Markets, Inc., a SEC registered broker/dealer and member of the National Association of Securities Dealers, Inc. In 1994, the Company entered into that certain Purchase and Sale Agreement as of August 31, 1994 and amended September 12, 1994 ("Purchase Agreement") with JK&CO pursuant to which JK&CO purchased most of the Company's real estate assets for a total purchase price paid of $703,308. The Purchase Agreement was terminated by agreement of JK&CO and the Company effective as of March 17, 1995. JK&CO's principal offices are located at 445 South Figueroa Street, Suite 2600, Los Angeles, California, the same location as the Company's principal offices. Mr. Proctor has managed JK&CO since 1990. He is a graduate economist with a B.A. from the University of Southern California, an M.A. from the Peter F. Drucker Graduate Management Center at the Claremont Graduate School, and an M.B.A. from the

     Anderson Graduate School of Management at UCLA. From 1986 to 1990, Mr. Proctor was a Vice President of Dominick & Dominick, Incorporated, a New York Stock Exchange member firm, where he was responsible for managing the western U.S. and Pacific Rim corporate finance group. From 1979 to 1986, Mr. Proctor held various investment banking positions with New York Stock Exchange member firms. He serves as Chairman of the Alumni Advisory Council at the Peter F. Drucker Graduate Management Center at the Claremont Graduate School.

          David A. Hilliard - Age: 44
          -----------------
               Mr. Hilliard was elected to the Board of Directors as an independent director at the Company's Annual Meeting on September 12, 1994 and was appointed chairman of the Investment Committee on September 26, 1994. He is the Principal of Hilliard Properties, an institutional real estate advisory and development firm he founded in 1988. Mr. Hilliard received a B.A. in Economics from Carnegie Mellon University, and a M.M. from the Kellogg School of Management at Northwestern University.
     Mr. Hilliard began his banking and real estate career at Manufacturers Bank in 1970, where he eventually became an Assistant Vice President in the Bank's commercial construction group from 1976 to 1981. In 1981 Mr. Hilliard joined Security Pacific National Bank. At Security Pacific, he served as First Vice President and Regional Manager in the Real Estate Industries Group. He subsequently founded Hilliard Properties in 1988.
     Mr. Hilliard currently serves as the President of Sonhill, Inc., a private property management company which manages the assets of Prairie Properties, a California limited partnership. He is the President of Armacost Construction Corporation, the Treasurer of AJIA Consulting Group, Inc., a Director of Wolff Sesnon Buttery, and a Vice President of Maritz, Wolff and Company, all of which are real estate development and investment businesses.

          Hubert Scheffy, Jr. - Age: 55
          -------------------
               Mr. Scheffy was elected to the Board of Directors as an independent director at the Company's Annual Meeting on September 12, 1994, and was appointed chairman of the Company's Compensation/Audit Committee on September 26, 1994. Mr. Scheffy is the Vice-President/Controller of Lewis Homes Management Corp., a position he has held since 1985. Mr. Scheffy received a B.A. from Harvard College, an M.B.A. from the Harvard Business School, and an AEMBA from the Peter F. Drucker Graduate Management Center at the Claremont Graduate School. He became a Certified Public Accountant in 1965 while associated with Arthur Anderson & Co. From 1970 to 1985, Mr. Scheffy held various financial and managerial positions with companies engaged in the mortgage lending, real estate, and manufacturing industries.

               Messrs. Proctor, Hilliard and Scheffy did not file a Form 3 with the Securities and Exchange Commission or the Company when they became directors and/or officers of the Company in 1994. Such Form 3s have subsequently been filed with the Securities and Exchange Commission and the Company. To the knowledge of the Company, based upon its review of such Forms, none of such individuals have ever owned any securities of the Company.

     Executive Officers
     ------------------
               Mr. Lewis served as the Treasurer of the Company between March 19, 1992 and April 12, 1994, as President from
     April 12, 1994 to September 26, 1994 and as Secretary from
     September 26, 1994 to the present. Mr. Proctor has served as the President and Treasurer of the Company since September 26, 1994.

               The officers of the Company serve at the pleasure of the Board of Directors and may be removed from office at any time. The Board of Directors generally considers the status of the officers at the organizational meeting of the Board following each annual meeting of Shareholders. There are no family relations between any director or executive officer of the company.


     Item 10.  Executive Compensation
               ----------------------
               The Company's directors received no compensation during 1995 and are not currently receiving any compensation.

               The following table shows, for the fiscal years ending December 31, 1995, 1994, and 1993, the compensation (Director's fees) paid by the Company to its executive officers for those years:

                                     SUMMARY COMPENSATION TABLE


          Name and
         Principal                                             Long Term        All Other
          Position       Year   Salary    Bonus      Other    Compensation     Compensation
     -----------------   ----   ------    -----      -----    ------------     ------------

     Andrew K. Proctor   1995    -0-      -0-         -0-         -0-              -0-
     President and       1994    -0-      -0-         -0-         -0-              -0-
     Treasurer           1993    N/A      N/A         N/A         N/A              N/A

     Elbert R. Lewis     1995    -0-      -0-         -0-         -0-              -0-
     Secretary           1994    -0-      -0-       $11,000       -0-              -0-
                         1993    -0-      -0-       $12,000       -0-              -0-


     No director or officer of the Company received any compensation for services rendered to the Company in 1995, and no directors other than those listed received compensation for services rendered to the Company in 1994.

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management
               ---------------------------------------------------

               OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

               The following table sets forth certain information, as of March 22, 1996, with respect to all those known by the Company to be beneficial owners of more than five percent (5%) of its outstanding stock, directors, and directors and officers of the Company as a group. All share numbers reflect the Company's one-for-four reverse stock split effected on July 7, 1995.


                Name and Address             Amount and Nature  Percent
     Title of    of Beneficial                 of Beneficial      of
      Class          Owner                      Ownership <F*>   Class
     -------    ----------------             -----------------  -------

     Common     The Irving Kellogg           11,200 shares       6.4%
     stock      Individual Retirement        Evelyn Kellogg,
                Account                      Beneficiary
                821 Monte Leon Drive
                Beverly Hills, CA 90210

     Common     The Evelyn & Irving Kellogg  2,200 shares        1.2%
     stock      Foundation, Inc.,            Evelyn Kellogg,
                A Nonprofit Corporation      Director
                821 Monte Leon Drive
                Beverly Hills, CA 90210

     Common     Elbert R. Lewis              50 shares           <F**>%
     stock      410 North Citrus Avenue
                Los Angeles, CA 90036

     Common     All directors and            50 shares <F***>    <F**>%
     stock      officers as a group

     [FN]
     <F*>      Except as noted, the persons named in the table have sole
               voting power and investment power with respect to all shares of common stock shown as beneficially owned by them subject to community property laws where applicable.
     <F**>     The percentage of shares beneficially owned is less than 1%
               of the shares outstanding.
     <F***>    Comprised of the shares listed as owned by Elbert R. Lewis in this table.


     Item 12.  Certain Relationships and Related Transactions
               ----------------------------------------------
               See discussion in Item 1(a) and Item 9 under the description of Andrew K. Proctor.

     Item 13.  Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits
                    --------
      No.      Description
     ----      -----------
     3.1       Articles of Incorporation of Property Secured Investments,
               Inc., as amended

     3.2       Restated Bylaws of Property Secured Investments, Inc.

     27        Financial Data Schedule

               (b) No Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

               In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PROPERTY SECURED INVESTMENTS, INC.
                       ----------------------------------


     By:  /s/ Andrew K. Proctor              Dated:  March 29, 1996
          --------------------------------
          Andrew K. Proctor, President &
               Treasurer



               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     By  /s/ Andrew K. Proctor               Dated:  March 29, 1996
         --------------------------------
         Andrew K. Proctor, President
         (principal executive officer),
         Treasurer (principal financial
         officer and principal accounting
         officer) and Director



     By  /s/ Hubert Scheffy                  Dated:  March 28, 1996
         --------------------------------
         Hubert Scheffy, Jr., Director



     By  /s/ David Hilliard                  Dated:  March 26, 1996
         --------------------------------
         David Hilliard, Director



     By  /s/ Elbert Lewis                    Dated:  March 22, 1996
         --------------------------------
         Elbert Lewis, Director

                                  EXHIBIT INDEX
                                  -------------

       No.     Description                                          Page
     ------    -----------                                          ----
     3.1       Articles of Incorporation of Property
               Secured Investments, Inc., as amended                 24

     3.2       Restated Bylaws of Property Secured
               Investments, Inc.                                     30

     27        Financial Data Schedule                               65

                                 EXHIBIT 3.1
                                 -----------

                          ARTICLES OF INCORPORATION

                                      OF

                      PROPERTY SECURED INVESTMENTS, INC.



                                      I

            The name of this corporation is PROPERTY SECURED
       INVESTMENTS, INC.

                                      II

            The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

                                     III

            The name and address in the State of California of this corporation's initial agent for service of process is:
       Mr. Stanley Glickman, 14724 Ventura Boulevard, Suite 918,
       Sherman Oaks, California 91403.

                                      IV

            This corporation is authorized to issue only one class of shares of stock; and the total number of shares which this corporation is authorized to issue is five million (5,000,000).

            This corporation may not issue: (1) securities which are nonvoting or assessable, (2) securities which are redeemable at the option of the holders, or (3) warrants, options or similar evidences of a right to buy its securities, unless (a) issued to all of its shareholders ratably, (b) as part of a financing arrangement or (c) as part of a stock option plan to directors, officers or employees of this corporation which meets the conditions of Section 260.140.41 (or any successor section) of the Rules of the California Corporations Commissioner.

                                      V

            These articles may not be amended unless approved by the vote or written consent of the holders of a majority of the outstanding shares of this corporation; no amendment which would change any rights with respect to any outstanding securities of this corporation by reducing the amount payable thereon upon liquidation of this corporation, or by diminishing or eliminating any voting rights pertaining thereto, may be made unless also approved by the vote of the holders of two-thirds of the outstanding securities so affected.

                                      VI

            The existence of this corporation is limited to May 1, 2006.

       Dated:  March 6, 1986.


                                     /s/ STANLEY GLICKMAN
                                     ---------------------------------
                                     STANLEY GLICKMAN
                                     Incorporator

                           CERTIFICATE OF AMENDMENT
                                     OF
                          ARTICLES OF INCORPORATION




                 STANLEY GLICKMAN and ELLIOT FINE certify that:

                 1. They are the President and the Secretary, respectively, of PROPERTY SECURED INVESTMENTS, INC., a
       California corporation.

                 2.   The Board of Directors of PROPERTY SECURED
       INVESTMENTS, INC. has approved the amendment of Article IV of the Articles of Incorporation of this corporation to read as follows:

                 "This corporation is authorized to issue only
            one class of shares of stock; and the total number of shares which this corporation is authorized to issue is Ten Million (10,000,000). Upon the amendment of this Article to read as herein set forth, each outstanding share is split up and converted into two
            (2) shares.

                 This corporation may not issue:  (1) securities
            which are nonvoting or assessable, (2) securities which are redeemable at the option of the holders, or
            (3) warrants, options or similar evidences of a right to buy its securities, unless (a) issued to all of its shareholders ratably, (b) as part of a financing arrangement or (c) as part of a stock option plan to directors, officers or employees of this corporation which meets the conditions of Section 260.140.41 (or any successor section) of the Rules of the California Corporations Commissioner."

                 3. The corporation has only one class of shares outstanding. The amendment affects only a stock split, as that term is defined in Section 188 of the California Corporations Code, and is therefore an amendment which may be adopted by the Board alone pursuant to Section 902(c) of the California Corporations Code.


       Dated:  January 30, 1989      /s/ Stanley Glickman
                                     ---------------------------------
                                     Stanley Glickman, President

                                     /s/ Elliot Fine
                                     ---------------------------------
                                     Elliot Fine, Secretary

                 We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.


       Dated:  January 30, 1989      /s/ Stanley Glickman
                                     ---------------------------------
                                     Stanley Glickman, President

                                     /s/ Elliot Fine
                                     ---------------------------------
                                     Elliot Fine, Secretary

                           CERTIFICATE OF AMENDMENT

                                      OF

                          ARTICLES OF INCORPORATION


            ANDREW K. PROCTOR and ELBERT R. LEWIS certify that:


            1. They are the president and the secretary, respec-tively, of PROPERTY SECURED INVESTMENTS, INC., a
                 California corporation.

            2. Article IV of the articles of incorporation of this corporation is amended to read as follows:

                 "This corporation is authorized to issue only one class of shares of stock; and the total number of shares which this corporation is authorized to issue is Twenty Million (20,000,000). Upon the amendment of this Article to read as herein set forth, each outstanding share will be changed into one-fourth (1/4) of one share. In lieu of the issuance of any fractional shares that would otherwise result from the reverse stock split effected by the preceding sentence, the corporation shall issue to any shareholder that would otherwise receive fractional shares one additional share.

                 This corporation may not issue: (1) securities which are nonvoting or assessable, (2) securities which are redeemable at the option of the holders, or (3) warrants, options or similar evidences of a right to buy its securities, unless (a) issued to all of its shareholders ratably, (b) as part of a financing arrangement or (c) as part of a stock option plan to directors, officers or employees of this corporation which meets the conditions of Section 260.140.41 (or any successor section) of the Rules of the California Corporations Commissioner."

            3. Article VI of the articles of incorporation of this Corporation is deleted in its entirety.

            4. The foregoing amendments of articles of incorporation have been duly approved by the board of directors.

            5. The foregoing amendments of articles of incorporation have been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of the corporation is 707,918. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.


                 We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.


       Date: June 30, 1995


                               /s/ Andrew K. Proctor
                               --------------------------------------
                                    Andrew K. Proctor, President


                                /s/ Elbert R. Lewis
                                --------------------------------------
                                     Elbert R. Lewis, Secretary

                                  EXHIBIT 3.2
                                  -----------

                                    RESTATED
                                     BYLAWS
                                       OF
                       PROPERTY SECURED INVESTMENTS, INC.
                           (A California Corporation)

                                   ARTICLE I.
                         OFFICES, PURPOSES AND POWERS
                         ----------------------------
                 Section 1. PRINCIPAL OFFICE. The Board of Directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the Board of Directors shall likewise fix and designate a principal business office in the State of California. Unless and until redesignated by resolution of the Board of Directors, the principal executive office of the corporation shall be within the County of Los Angeles.

                 Section 2. OTHER OFFICES. The Board of Directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.

                 Section 3. PURPOSES AND POWERS. The corporation shall have such general purposes as are now or may hereafter be set forth in the articles of incorporation and shall have and exercise such powers in furtherance of its purposes as are now or may hereafter be set forth in the articles of incorporation and in these bylaws.

                 The specific purpose of the corporation is to invest in fixed and variable rate promissory notes secured by deeds of trust on improved and unimproved California real property in order to provide its shareholders with as high a level of current income as is consistent with the preservation of capital. The corporation also may invest in participating mortgages or deeds of trust (providing equity or interest enhancements) and in promissory notes which are themselves secured by other promissory notes which are secured by deeds of trust on improved and unimproved California real property. The corporation will invest in promissory notes by making loans directly to borrowers and by purchasing existing promissory notes at discounts. For administrative and liquidity purposes, the corporation will regularly hold some portion of its net assets in certain money market instruments on which it will receive additional interest income.

                 When engaging in activities related to its general or specific purposes, the corporation shall abide by the following restrictions on its investments. The corporation shall not:

                      (1) Invest in commodities or commodity futures contracts.

                      (2)  Make short sales of securities.

                      (3) Borrow money on an unsecured basis if such borrowing will result in an asset coverage of less than 300%. "Asset coverage" as used herein means the ratio which the value of the total assets of the corporation, less all liabilities and indebtedness except indebtedness for unsecured borrowings, bears to the aggregate amount of all unsecured borrowings of the corporation. If, for any reason, the aggregate amount borrowed by the corporation at any time results in an asset coverage of less than 300%, the corporation will, within three business days, reduce its borrowings below that percentage.

                      (4) Engage in the underwriting of securities of other issuers or the agency distribution of securities.

                      (5) Invest in contracts for the sale of real estate, other than the promissory notes and certain equity or interest enhancements described above.

                      (6)  Engage in trading, as compared with
            investment activities.

                      (7) Acquire securities in any company holding investments or engaging in activities prohibited by
            Section 260.140.93 of the California Corporate Securities
            Rules.

                      (8)  Issue debt or other senior securities.

                      (9) Offer securities on a deferred payment or other similar basis.

                      (10) Repurchase or otherwise reacquire its shares or other securities.

                      (11) Invest more than 10% of its total assets in unimproved real property or indebtedness secured by a deed of trust or mortgage loans on unimproved real property.

                      (12) Incur any indebtedness which would result in an aggregate amount of indebtedness in excess of 300% of the adjusted net worth. "Adjusted net worth" as used herein shall mean the amount obtained by subtracting the corporation's total liabilities from its total assets as adjusted. The total asset figure used shall be calculated by deduction of any reasonable cash reserves but before provision for depreciation or non-cash reserves. All figures used shall be as shown on the corporation's books in accordance with generally accepted accounting principles.

                      (13) Elect to terminate the status of the Company as a "Real Estate Investment Trust" as defined in sections 856 through 860 of the Internal Revenue Code or engage in a course of activities causing revocation of such status.

                      (14) Invest in a promissory note secured by a deed of trust unless an appraisal is obtained on the underlying property and all notes secured by deeds of trust, including construction loans, on such property do not exceed in the aggregate 85% of the appraised value of the property, unless substantial justification exists because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on his historical financial performance, other collateral, or the assignment of rents under a lease to the property where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease.

                      (15) Invest in any promissory note secured by a deed of trust unless a mortgagee's or owner's title insurance policy or commitment as to the priority of such deed of trust or the condition of the title is first obtained.

                      (16) Invest in any promissory note secured by a deed of trust that is subordinate to any deed of trust or equity interest of the Advisor, any director or any other Affiliate of the corporation.

                      (17) Issue options or warrants to purchase its shares to Property Mortgage Co., Inc., the Advisor, any director or any other Affiliate of the corporation except on the same terms as such options or warrants are sold to the general public and then not in an amount greater than 10% of the outstanding shares of the corporation on the date of grant of any such options or warrants.

                      (18) Issue options or warrants to purchase the corporation's shares at exercise prices less than the fair market value of such securities on the date of grant or for consideration (which may include services) that in the judgment of the Independent Directors has a market value less than the value of such option or warrants on the date of grant.

                      (19)  Invest in the equity securities of any
            issuer affiliated with Property Mortgage Co., Inc., the

            Advisor or a director or an Affiliate thereof unless a majority of the Directors (including a majority of the Independent Directors) not otherwise interested in such transaction approve the transaction as being fair and reasonable to the corporation and such investment is on, substantially the same terms and conditions as those received by other investors in such issuer.

                 The term "Advisor" means any person or persons responsible for directing or performing the day-to-day business affairs of the corporation.

                 The term "Affiliate" means (i) any person directly or indirectly controlling, controlled by or under common control with another person, (ii) any person owning or controlling 10% or more of the outstanding voting securities or beneficial interests of such other person, (iii) any officer, director, trustee or general partner of such person and (iv) if such other person is an officer, director, trustee. or partner of another entity, then the entity for which that person acts in any such capacity.

                 The term "Independent Director" shall mean a director of the corporation who is not affiliated, directly or indirectly, with an Advisor to the corporation, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serves as an officer or director of, the Advisor or any affiliated business entity of the Advisor. A director shall not be considered independent if he or she is serving as a director for more than three real estate investment trusts organized by Property Mortgage Co., Inc. No director shall be independent if he or she performs other services for the corporation, except as a director. An indirect relationship shall include circumstances in which a member of the immediate family of a director has one of the foregoing relationships with an Advisor to the corporation or the corporation. A director's immediate family shall include such person's spouse, parents, children, siblings, mothers and fathers-in-law, sons- and daughters-in-law, and brothers and sisters-in-law.


                                   ARTICLE II
                          MEETINGS OF SHAREHOLDERS
                          ------------------------
                 Section 1.  PLACE OF MEETINGS.  Meetings of
       shareholders shall be held at such place within or outside the
       State of California as designated by the Board of Directors. In the absence of any such designation, shareholder meetings shall be held at the principal executive office of the corporation.

                 Section 2. ANNUAL MEETING. The annual meeting of shareholders shall be held each year on a date and at a time designated by the Board of Directors. The location of the annual meeting shall be at a place convenient to the shareholders and the date of the annual meeting shall be a reasonable period of time following the distribution of the annual report referred to in Section 5 of Article VII of these bylaws. At each annual meeting directors shall be elected and any other proper business may be transacted.

                 Section 3. SPECIAL MEETINGS. A special meeting of the shareholders may be called at any time by the Board of Directors, or by a majority of the Independent Directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 10% of the votes at that meeting.

                 Section 4. NOTICE OF SPECIAL MEETINGS. If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president or the secretary of the corporation. The officer receiving the request shall cause notice to be normally given to the shareholders entitled to vote, in accordance with the provisions of Sections 5 and 6 of this Article II, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, the person or persons entitled to call the meeting may give the notice or the superior court of the proper county shall summarily order the giving of the notice. Nothing contained in this Section 4 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the Board of Directors may be held.

                 Section 5. NOTICE OF SHAREHOLDERS' MEETINGS. All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 5 of this Article II not less than ten (10) (or, if sent by third class mail thirty (30)) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date and hour of the meeting and
       (i) in the case of a special meeting, the general nature of the business to be transacted and that no other business will be transacted, or (ii) in the case of the annual meeting, those matters which the Board of Directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the names of the nominees intended at the time of the notice to be presented by the Board of Directors for election.

                 If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the California Corporations Code (the "Code"), (ii) an amendment of the articles of incorporation, pursuant to
       Section 902 of the Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of the Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of the Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of the Code, the notice shall also state the general nature of that proposal.

                 Section 6. MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the shareholder at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

                 If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given without further mailing if these shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice.

                 An affidavit of the mailing or other means of giving any notice of any shareholders' meeting shall be executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, and shall be filed and maintained in the minute book of the corporation.

                 Section 7. QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting of shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

                 Section 8.  ADJOURNED MEETING; NOTICE.  Any
       shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at that meeting, except as provided in
       Section 7 of this Article II.

                 When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at a meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty-five (45) days from the date set for the original meeting, in which case the Board of Directors shall set a new record date. Notice of any such adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 5 and 6 of this Article II. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

                 Section 9. VOTING. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section 12 of this Article II, subject to the provisions of sections 702 to 704, inclusive, of the California Corporations Code (relating to voting shares held by a fiduciary, in the name of a corporation, or in joint ownership). The shareholders' vote may be by voice vote or by ballot; provided, however, that any election for directors must be by ballot if demanded by any shareholder before the voting has begun. On any matter other than elections of directors, any shareholder may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on any matter (other than the election of directors) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the Code, by the articles of incorporation, or these bylaws.

                 At a shareholders' meeting at which directors are to be elected, no shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates' names have been placed in nomination prior to commencement of the voting and the shareholder has given notice prior to commencement of the voting of the shareholder's intention to cumulate votes. If any one shareholder has given such notice, all shareholders entitled to vote may cumulate votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that shareholder's shares are entitled, or distribute the shareholder's votes on the same principle among any or all of the candidates, as the shareholder thinks fit. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, shall be elected.

                 Section 10. WAIVER OF NOTICE OR CONSENT BY ABSENT SHAREHOLDERS. The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum is present in person or by proxy, and if, either before or after the meeting, each person entitled to vote who was not present in person or by proxy signs a written waiver of notice or a consent to a holding of the meeting or an approval of the minutes. The waiver of notice or consent need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 5 of this Article II, the waiver of notice or consent shall state the general nature of the proposal. All such waivers, consents or approvals shall be filed with the
       corporate records or made   part of the minutes of the meeting.

                 Attendance of a person at a meeting shall also constitute a waiver of notice of that meeting and presence at such meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters not included in the notice of the meeting if that objection is expressly made at the meeting.

                 Section 11. SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. In the case of election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy on the Board of Directors that has not been filled by the directors, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder's proxy holders, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary but may not do so thereafter.

                 If the consents of all shareholders entitled to vote have been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting. This notice shall be given in the manner specified in Section 6 of this
       Article II. In the case of approval of (i) contracts or transactions in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Code,
       (ii) indemnification of agents of the corporation, pursuant to
       Section 317 of the Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of the Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of the Code, the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

                 Section 12.  RECORD DATE FOR SHAREHOLDER NOTICE, VOTING
       AND GIVING CONSENTS.     For purposes of determining the
       shareholders entitled to notice of any meeting or to vote or entitled to give consent to corporate action without a meeting, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten
       (10) days before the date of any such meeting nor more than sixty
       (60) days before any such action without a meeting, and in this event only shareholders of record on the date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the California Corporations Code.

                 If the Board of Directors does not so fix a record date:

                 (a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

                 (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting (i) when no prior action by the Board of Directors has been taken shall be the day on which the first written consent is given, or (ii) when prior action of the board has been taken, shall be at the close of business on the day on which the board adopts the resolution relating to that action, or the sixtieth
       (60th) day before the date of such other action, whichever is later.

                 Section 13. PROXIES. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney in fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, before its next exercise, by a writing delivered to the corporation stating that the proxy is revoked, or by a subsequent proxy executed by, or attendance at the meeting and voting in person by, the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date of the proxy, unless otherwise provided in the proxy. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Code.

                 Section 14. INSPECTORS OF ELECTION. Before any meeting of shareholders, the board of directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy.

                 These inspectors shall:

                 (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum and the authenticity, validity and effect of proxies;

                 (b)  Receive votes, ballots or consents;

                 (c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

                 (d)  Count and tabulate all votes or consents;

                 (e)  Determine when the polls shall close;

                 (f)  Determine the result; and

                 (g) Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.


                                  ARTICLE III

                                   DIRECTORS
                                   ---------
                 Section 1. POWERS. Subject to the provisions of the California Corporations Code and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors. The Board of Directors shall, among other things, monitor the administrative procedures, investment operations and performance of the corporation and the Advisor to assure that the corporation's policies on investment and borrowing are followed. The Independent Directors shall review the investment policies of the corporation at least annually to determine that the policies being followed by the corporation are in the best interests of its shareholders. Any such determination and the basis therefor shall be set forth in the minutes of the Board of Directors.

                 The Board of Directors shall also review the aggregate borrowings of the corporation at least quarterly to ensure their reasonableness in relation to the adjusted net worth of the corporation. The Board of Directors may delegate the day-to-day operation of the business to a management company or other person provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board of Directors.

                 Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the directors shall have the power and authority to:

                 (a) Select and remove all officers, agents, and employees of the corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the articles of incorporation or these bylaws, fix their compensation, and require from them security for faithful service.

                 (b) Change the principal executive office or the principal business office in the State of California from one location to another; cause the corporation to be qualified to do business in any other state, territory, dependency, or foreign country and conduct business within or outside the State of California; designate any place within or without the State of California for the holding of any shareholders' meeting, or meetings, including annual meetings; adopt, make and use a corporate seal, and prescribe the forms of certificates of stock, and alter the form of such seal and of such certificates from time to time as in their judgment they may deem best, provided that such forms shall at all times comply with the provisions of law.

                 (c) Authorize the issuance of shares of stock of the corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities cancelled or tangible or intangible property actually received.

                 (d) Borrow money and incur indebtedness for the purposes of the corporation, and cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidences of debt and securities therefor.

                 (e) Subject to the approval and review process set forth in Section 16 of this Article III, engage one or more investment advisors to provide investment advisory services.

                 Section 2.  NUMBER AND QUALIFICATION OF DIRECTORS.
       The authorized number of directors shall be not less than five (5) nor more than nine (9). The exact number of directors within such limits shall be fixed by the Board of Directors by vote or written consent. If the Board of Directors has not so fixed the exact number of directors, the number of directors shall be eight (8). Any amendment to these Bylaws reducing the then authorized number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3% of the outstanding shares entitled to vote. Directors need not be shareholders of the corporation. No one may be elected to the Board of Directors if after such election one-half or more of the total number of directors on the Board of Directors are not independent directors. A director shall have had at least three (3) years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets to be acquired by the corporation. At least one of the Independent Directors shall have three (3) years of relevant real estate experience. For purposes of this Section, the term "relevant real estate experience" shall mean actual direct experience by the director in acquiring or managing the type of real estate or trust deed notes to be acquired by the corporation for his or her own account or as an agent.

                 Section 3. ELECTION AND TERM OF OFFICE OF DIRECTORS. Directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

                 Section 4. REMOVAL OF DIRECTORS. Any director may be removed from office with or without cause, at a meeting called expressly for that purpose, by the vote or written consent of the holders of a majority of the outstanding shares of the corporation. No director shall be removed if the number of votes cast against his removal would be sufficient to elect him at an annual meeting of the shareholders.

                 Section 5. VACANCIES. Vacancies in the Board of Directors may be filled by approval of the Board of Directors or, if the number of directors then in office is less than a quorum, by (a) the unanimous written consent of the directors then in office, (b) the affirmative vote of a majority of the remaining directors at a meeting of the Board of Directors held in accordance with these bylaws or (c) a sole remaining director; provided that a vacancy in the Board of Directors may be filled by approval of the Board of Directors only if the replacement Director is nominated for approval by the Board of Directors by an Independent Director; and provided further that a vacancy created by the removal of a director by the vote or written consent of the shareholders or by court order may be filled only by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of shareholders of a majority of the outstanding shares entitled to vote. Each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected.

                 A vacancy or vacancies in the Board of Directors shall be deemed to exist in the event of the death, resignation or removal of any director, or if the Board of Directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of directors is increased, or if the shareholders fail, at any meeting of shareholders at which any director or directors are elected, to elect the number of directors to be voted for at that meeting.

                 The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent other than to fill a vacancy created by removal shall require the consent of a majority of the outstanding shares entitled to vote.

                 Any director may resign effective on giving written notice to the chairman of the Board of Directors, the president, the secretary or the Board of Directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the Board of Directors may elect a successor to take office when the resignation becomes effective.

                 No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires. Except as provided in Sections 302, 303 and 304 of the Code, a director may not be removed prior to the expiration of such director's term of office.

                 Each director shall comply with the written conflict of interest policy which is adopted by the corporation pursuant to a resolution of the Board of Directors.

                 Section 6. PLACE OF MEETINGS AND MEETINGS BY TELEPHONE. Regular meetings of the Board of Directors may be held at any place within or outside the State of California that has been designated in the notice of the meeting, or, if not stated in the notice or there is no notice, designated in these bylaws or from time to time by resolution of the Board of Directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board shall be held at any place within or outside the State of California that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the corporation. Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another, and all such directors shall be deemed to be present in person at the meeting.

                 Section 7. ANNUAL MEETING. Immediately following each annual meeting of shareholders, the Board of Directors shall hold a regular meeting for the purpose of organization, any desired election of officers and the transaction of other business. Notice of this meeting shall not be required.

                 Section 8. OTHER REGULAR MEETINGS. Other regular meetings of the Board of Directors shall be held without call at such time as shall from time to time be fixed by the Board of Directors. Such regular meetings may be held without notice. Meetings of the Board of Directors (whether regular or special) shall be held as often as necessary but not less than annually.

                 Section 9. SPECIAL MEETINGS AND NOTICE THEREOF. Special meetings of the Board of Directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

                 Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. In case the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. In case the notice is delivered personally, or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight (48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

                 Section 10. QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 12 of this
       Article III. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors, subject to the provisions of Section 310 of the Code

       (as to approval of contracts or transactions in which a director has a direct or indirect material financial interest),
       Section 311 of the Code (as to appointment of committees), and
       Section 317(e) of the Code (as to indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

                 Section 11. WAIVER OF NOTICE. The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding the meeting or an approval of the minutes. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting need not be or have been given to any director who attends the meeting without protesting before or at its commencement, the lack of notice to that director.

                 Section 12. ADJOURNMENT. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

                 Section 13. NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty-four hours, in which case notice of the time and place shall be given before the time of the adjourned meeting, in the manner specified in
       Section 9 of this Article III, to the directors who were not present at the time of the adjournment.

                 Section 14. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the board shall individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the Board of Directors. Such written consent or consents shall be filed with the minutes of the proceedings of the board.

                 Section 15. FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursements of expenses, as may be fixed or determined by resolution of the Board of Directors. This Section 15 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise, and receiving compensation for those services.

                 Section 16. SPECIAL APPROVAL FOR INVESTMENT ADVISORY SERVICES. It is the duty of the Board of Directors to supervise the relationship of the corporation to the Advisor and to evaluate the performance of the Advisor before entering into or renewing an advisory contract. The criteria used in such evaluation shall be reflected in the minutes of the Board of Directors' meeting at which such evaluation is made. Each contract for the services of an Advisor entered into by the Board of Directors shall have a term of no more than one year. Each advisory contract shall be terminable by a majority of the Independent Directors. Each advisory contract shall be terminable by the advisor. Termination may be without cause. At least sixty (60) days written notice shall be given by the party wishing to terminate the contract. In the event of the termination of such contract, the Advisor will cooperate with the corporation and take all reasonable steps requested to assist the Board of Directors making an orderly transition of the advisory function. The qualifications of the advisor shall be set forth in the prospectus relating to the initial public offering of the shares and the Board of Directors shall determine that any successor advisor possesses sufficient qualifications (a) to perform the advisory function for the corporation, and (b) to justify the compensation provided for in its contract with the corporation.

                 The Independent Directors shall determine at least annually that the compensation which the corporation contracts to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within limits prescribed by applicable law. The Independent Directors shall also supervise the performance of the Advisor and the compensation paid to it by the corporation to determine that the provisions of such contract are being carried out. Each such determination shall be based on the factors set forth below and all other factors such Independent Directors may deem relevant and the findings of such directors on each of such factors shall be recorded in the minutes of the Board of Directors:

                 (a) The size of the advisory fee in relation to the size, composition and profitability of the portfolio of the corporation;

                 (b) The success of the Advisor in generating opportunities that meet the investment objectives of the corporation;

                 (c) The rates charged to other real estate investment trusts and to investors other than real estate investment trusts by advisors performing similar services;

                 (d) Additional revenues realized by the Advisor and its Affiliates through their relationship with the corporation, including note servicing, loan, brokerage, and other fees, whether paid by the corporation or by others with whom the corporation does business;

                 (e) The quality and extent of service and advice furnished by the Advisor;

                 (f) The performance of the investment portfolio of the corporation, including income conservation, frequency of problem investments and competence in dealing with distressed situations; and

                 (g) The quality of the portfolio of the corporation in relationship to the investments generated by the Advisor for its own account.

                 Section 17.  TRANSACTIONS WITH AFFILIATES.  The
       corporation shall not:

                 (a) Purchase property from any Advisor or director or any Affiliate of any such person at a price to the corporation greater than the cost to such Advisor or director or Affiliate of such person unless there is found to be substantial justification for such excess by a majority of the directors (including a majority of the Independent Directors) not otherwise interested in and not affiliated with the Advisor or director or Affiliate thereof who is a party to such transaction.

                 (b) Sell property to Property Mortgage Co., Inc., any other Advisor, or any director or any Affiliate of any such person except pursuant to an obligation on the part of Property Mortgage Co., Inc. or another Advisor to repurchase a promissory note from the corporation which does not comply with the corporation's investment criteria.

                 (c)  Make loans to or borrow money from Property
       Mortgage Co., Inc., any other Advisor or any director or any Affiliate of any such person.

                 (d) Invest in joint ventures with Property Mortgage Co., Inc., any other Advisor, or any director or any Affiliate of any such person.

                 (e) Engage in any transactions with Property Mortgage Co., Inc., any other Advisor or any director, officer or any Affiliate of any such person, except to the extent that each such transaction has, after disclosure of such affiliation, been approved or ratified by the affirmative vote of a majority of the directors (including a majority of the Independent Directors) not otherwise interested in and not affiliated with the person who is a party to the transaction and:

                      (1) The transaction is fair and reasonable to the corporation and its shareholders.

                      (2) The terms of such transaction are at least as favorable as the terms of any comparable transactions made on arms length basis and known to the directors.

                      (3) The total consideration is not in excess of the appraised value of the property being acquired, if an acquisition is involved.

                      (4)  Payments to the investment advisor, its
            affiliates and the directors for services rendered in a capacity other than that as investment advisor or directors may only be made upon a determination that:

                           (i)  The compensation is not in excess of
                 their compensation paid for any comparable services;
                 and

                          (ii) The compensation is not greater than the charges for comparable services available from others who are competent and not affiliated with any of the parties involved.

       If an Advisor, director or Affiliate of either provides a substantial amount of the services in the effort to sell real estate acquired by the corporation upon foreclosure of a deed of trust securing a note held by the corporation, such person may receive up to one-half of the brokerage commission paid in connection with such sale but in no event more than 3% of the contracted for sales price. The amount paid when added to the sums paid to unaffiliated parties in such a capacity must be comparable, reasonable, customary and competitive in light of the size, type and location of such property and in no event shall it exceed 6% of the contracted for sales price.

                 Section 18. TOTAL EXPENSES. It shall be the responsibility of the Independent Directors to determine at least annually the total fees and expenses of the corporation are reasonable in light of the investment experience of the corporation, its net assets, its net income and the fees and expenses of other comparable advisors. Each such determination shall be reflected in the minutes of the meeting of the Board of Directors at which such determination is made. The total of all Acquisition Fees and Expenses paid by the corporation in connection with the acquisition of a promissory note by the corporation shall be reasonable and shall in no event exceed an amount equal to 6% of the funds advanced by the corporation for that note, unless a majority of the Board of Directors (including a majority of the Independent Directors) not otherwise interested in the transaction approve the transaction as being commercially competitive, fair and, reasonable to the corporation. For purposes of this section, the term "Acquisition Fees and Expenses" shall not be limited to all fees and commissions paid by any party in connection with the making or investing in promissory notes by the corporation (including any loan or brokerage fee paid to the Advisor), legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses, title insurance and miscellaneous expenses related to selection and acquisition of notes, whether or not acquired. The Independent Directors shall also have the fiduciary responsibility of limiting the total operating expenses of the corporation to amounts that do not exceed in any fiscal year the greater of 2% of the average invested assets of the corporation or 25% of its net income for that year unless such Independent Directors shall have made a finding that, based on such unusual and non-recurring factors as they deem sufficient, a higher level of expenses is justified for such year. Any such finding and the reasons in support thereof shall be reflected in the minutes of the meeting of the Board of Directors at which shall finding was made. Within 60 days after the end of any fiscal quarter of the corporation for which total operating expenses (for the 12 months then ended) exceed 2% of average invested assets or 25% of net income, whichever is greater, there shall be sent to the shareholders of the corporation a written disclosure of such fact, together with an explanation of the factors the Independent Directors considered in arriving at the conclusion that such higher operating expenses were justified. All agreements entered into by the corporation with an Advisor shall require at the end of any year for which the Independent Directors do not determine that expenses in excess of 2% of average invested assets or 25% of net income, whichever is greater, are not justified the Advisor shall return to the corporation or waive any servicing fee paid or have reduced any servicing fee otherwise due to such Advisor with respect to such year to the extent necessary to reduce such expenses within such limit.


                                  ARTICLE IV

                                  COMMITTEES
                                  ----------
                 Section 1. COMMITTEES OF DIRECTORS. Committees are of two kinds, those having legal authority to act for the corporation and advisory committees. Except as otherwise specifically provided in these bylaws, all committees of directors shall meet as often as necessary, but at least annually. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees having legal authority to act for the corporation, each consisting of two or more directors, to serve at the pleasure of the board, provided that a majority of the members of each such committee be Independent Directors. The board may designate one or more directors as alternate members of any such committee, who may replace any absent member at any meeting of the committee. Any committee having legal authority to act for the corporation, to the extent provided in the resolution of the board, shall have all authority of the board, except with respect to:

                 (a) The approval of any action which, under the California Corporations Code, also requires shareholders' approval or approval of the outstanding shares;

                 (b) The filling of vacancies on the board of directors or in any committee;

                 (c) The fixing of compensation of the directors for serving on the Board of Directors or on any committee;

                 (d) The amendment or repeal of bylaws or the adoption of new bylaws;

                 (e) The amendment or repeal of any resolution of the Board of Directors which by its express terms is not so amendable or repealable;

                 (f) A distribution except at a rate or in a periodic amount or within a price range set forth in the articles or determined by the Board of Directors; or

                 (g) The appointment of any other committees of the Board of Directors or the members of these committees.

                 Section 2. MEETINGS AND ACTIONS OF COMMITTEES WITH AUTHORITY. Meetings and actions of committees having legal authority to act for the corporation shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Section 6 (place of meetings), 8 (regular meetings), 9 (special meetings and notice), 10 (quorum), 11 (waiver of notice), 12 (adjournment), 13 (notice of adjournment), and 14 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the Board of Directors and its members, except that the time of regular meetings of committees may be determined either by resolution of the Board of Directors or by resolution of the committee; special meetings of committees may also be called by resolution of the Board of Directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The Board of Directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.

                 Section 3. ADVISORY COMMITTEES. The Board of Directors may appoint one or more advisory committees. Advisory Committee membership may consist of directors only or both directors and nondirectors or nondirectors only, and also may include nonvoting members and alternate members. The chairman and members of advisory committees shall be appointed by the chairman of the board or the directors of the corporation. Advisory Committees have no legal authority to act for the corporation, but shall report their findings and recommendations to the Board of Directors. Members of Advisory Committees shall receive such compensation, if any, as may be established by resolution of the Board of Directors.


                                   ARTICLE V

                                   OFFICERS
                                   --------
                 Section 1. OFFICERS. The officers of the corporation shall be a president, a vice president, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the Board of Directors, a chairman of the board, one or more additional vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of
       Section 3 of this Article V. Any number of offices may be held by the same person.

                 Section 2. APPOINTMENT OF OFFICERS. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 3 or Section 5 of this
       Article V, shall be appointed by the Board of Directors, and each shall serve at the pleasure of the board, subject to the rights, if any, of an officer under any contract of employment.

                 (a) Any officer appointed by the Board of Directors may be removed from office at any time by the Board of Directors, with or without cause or prior notice. Any officer not appointed by the Board of Directors may be removed from office at any time by the officer by whom appointed or by the Board of Directors with or without cause or prior notice.

                 (b) When authorized by the Board of Directors, any officer may be appointed for a specified term under a contract of employment. Notwithstanding that such officer is appointed for a specified term or under the contract of employment, any such officer may be removed from office at any time pursuant to paragraph (a) above and shall have no claim against the corporation on account of such removal other than for such monetary compensation as the officer may be entitled to under the terms of the contract of employment.

                 Section 3. SUBORDINATE OFFICERS. The Board of Directors may appoint, and may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the bylaws or as the Board of Directors may from time to time determine.

                 Section 4. REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the Board of Directors, at any regular or special meeting of the board, or, except in case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors.

                 Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

                 Section 5. VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

                 Section 6. CHAIRMAN OF THE BOARD. The chairman of the board, if there shall be such an officer, shall, if present, preside at meetings of the Board of Directors and exercise and perform such other powers and duties as may be assigned to him from time to time by the Board of Directors or prescribed by the bylaws. If there is no president, the chairman of the board shall in addition be the chief executive officer of the corporation and shall have the powers and duties prescribed in
       Section 7 of this Article V.

                 Section 7. PRESIDENT. Subject to such supervisory powers, if any, as may be given by the Board of Directors to the chairman of the board, if there be such an officer, the president shall be the chief executive officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and the officers of the corporation. He shall preside at all meetings of the shareholders and, in the absence of the chairman of the board, or if there be none, at all meetings of the Board of Directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors or the bylaws.

                 Section 8. VICE PRESIDENTS. In the absence or disability of the president, the vice president, if any, in order of their rank as fixed by the Board of Directors or, if not ranked, a vice president designated by the Board of Directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or the bylaws, and the president, or the chairman of the board.

                 Section 9. SECRETARY. The secretary shall keep or cause to be kept, at the principal executive office or such other place as the Board of Directors may direct, a book of minutes of all meetings and actions of directors, committees of directors, and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice given, the names of those present at directors' meetings or committee meetings, the number of shares present or represented at shareholders' meetings, and a summary of the proceedings.

                 The secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the Board of Directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

                 The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors required by the bylaws or by law to be given, and he shall keep the seal of the corporation if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or by the bylaws.

                 Section 10. CHIEF FINANCIAL OFFICER. The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall at all reasonable times be open to inspection by any director and as provided in Article VII of these bylaws.

                 The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the bylaws. The chief financial officer may also be known as the treasurer.

                 Section 11. REIMBURSEMENT OF CORPORATION. Any payments made to an officer of the corporation such as a salary, commission, bonus, interest, or rent, or entertainment expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service, shall be reimbursed by such officer to the corporation to the full extent of such disallowance. It shall be the duty of the board to enforce payment of each such amount disallowed. In lieu of payment by the officer, subject to the determination of the board, proportionate amounts may be withheld from his future compensation payments until the amount owed to the corporation has been recovered.


                                   ARTICLE VI

                    INDEMNIFICATION OF DIRECTORS, OFFICERS,
                          EMPLOYEES AND OTHER AGENTS
                    ---------------------------------------
                 Section 1. AGENTS, PROCEEDINGS AND EXPENSES. For the purposes of this Article, "agent" means any person who is or was a director, officer, employee or other agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a director, officer, employee or agent of a foreign or domestic corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative; and "expenses" includes, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under Section 4 or
       Section 5(c) of this Article.

                 Section 2. ACTIONS OTHER THAN BY THE CORPORATION. The corporation shall indemnify any person who was party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of the corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of the corporation, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding if such person acted in good faith and in a manner such person reasonably believed to be in the best interests of the corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of such person was unlawful and, if such person is a Director or Advisor, such expenses, judgments, fines, settlements or other amounts were not the result of negligence or misconduct by such person. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contenders or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of the corporation or that the person had reasonable cause to believe that the person's conduct was unlawful.

                 Section 3.  ACTIONS BY THE CORPORATION.  The
       corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person is or was an agent of the corporation, against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action if such person acted in good faith, in a manner such person believed to be in the best interests of the corporation and with such care, including reasonable inquiry, as an ordinarily prudent person in a like position would use under similar circumstances and, if such person is a Director or Advisor, such expenses were not the result of negligence or misconduct by such person. No indemnification shall be made under this Section 3:

                 (a) In respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation in the performance of such person's duty to the corporation, unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for the expenses which such court shall determine;

                 (b) Of amounts paid in settling or otherwise disposing of a threatened or pending action, with or without court approval; or

                 (c) Of expenses incurred in defending a threatened or pending action which is settled or otherwise disposed of without court approval.

                 Section 4. SUCCESSFUL DEFENSE BY AGENT. To the extent that an agent of the corporation has been successful on the merits in defense of any proceeding referred to in Sections 2 or 3 of this Article, or in defense of any claim, issue or matter therein, the agent shall be indemnified against expenses actually and reasonably incurred by the agent in connection therewith.

                 Section 5.  REQUIRED APPROVAL.  Except as provided in
       Section 4 of this Article, any indemnification under this Article shall be made by the corporation only if authorized in the specific case, upon a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in Sections 2 or 3 of this Article, by:

                 (a) A majority vote of a quorum consisting of directors who are not parties to such proceeding;

                 (b) Approval by the affirmative vote of a majority of the shares of the corporation entitled to vote represented at a duly held meeting at which a quorum is present or by the written consent of holders of a majority of the outstanding shares entitled to vote. For such purpose, the shares owned by the person to be indemnified shall not be considered outstanding or entitled to vote thereon; or

                 (c) The court in which such proceeding is or was pending, upon application made by the corporation or the agent or the attorney or other person rendering services in connection with the defense, whether or not such application by the agent, attorney or other person is opposed by the corporation.

                 Section 6. ADVANCE OF EXPENSES. Expenses incurred in defending any proceeding may be advanced by the corporation prior to the final disposition of such proceeding upon receipt of an undertaking by or on behalf of the agent to repay such amount unless it shall be determined ultimately that the agent is entitled to be indemnified as authorized in this Article.

                 Section 7.  OTHER CONTRACTUAL RIGHTS.  Nothing
       contained in this Article shall affect any right to indemnification to which person other than directors and officers and Advisors of the corporation or any subsidiary hereof may be entitled by contract or otherwise.

                 Section 8. LIMITATIONS. No indemnification or advance shall be made under this Article, except as provided in section 4 or Section 5(c), in any circumstance where it appears:

                 (a) That it would be inconsistent with a provision of the articles, a resolution of the shareholders or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

                 (b) That it would be inconsistent with any condition expressly imposed by a court in approving a settlement.

       Moreover, no indemnification shall be made for any liability imposed by judgment, or for the costs associated therewith, including attorneys fees, arising from or out of a violation of state or federal securities laws associated with the offer and sale of the corporation's shares. Indemnification for settlements and related expenses of lawsuits alleging securities law violations, and for expenses incurred in successfully defending such lawsuits, may be indemnified only if a court either approves the settlement and finds that indemnification of the settlement and related costs should be made or approves indemnification of litigation costs if a successful defense is made.

                 Section 9. INSURANCE. Upon and in the event of a determination by the Board of Directors of the corporation to purchase such insurance, the corporation shall purchase and maintain insurance on behalf of any agent of the corporation against any liability asserted against or incurred by the agent in such capacity or arising out of the agent's status as such whether or not the corporation would have the power to indemnify the agent against such liability under the provisions of this section.

                 Section 10.  FIDUCIARIES OF CORPORATE EMPLOYEE BENEFIT
       PLAN.     This Article does not apply to any proceeding against
       any trustee, investment manager or other fiduciary of an employee benefit plan in such person's capacity as such, even though such person may also be an agent of the corporation as defined in
       Section 1 of this Article. Nothing contained in this Article shall limit any right to indemnification to which such a trustee, investment manager or other fiduciary may be entitled by contract or otherwise, which shall be enforceable to the extent permitted by applicable law.


                                  ARTICLE VII

                              RECORDS AND REPORTS
                              -------------------
                 Section 1. MAINTENANCE AND INSPECTION OF SHARE REGISTER. The corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the Board of Directors, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.

                 A shareholder or shareholders, of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent (1%) of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission shall have an absolute right to do either or both of the following: (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours on five (5) days prior written demand on the corporation, and
       (ii) obtain from the transfer agent of the corporation, on written demand and on the tender of such transfer agent's usual charges for such list, a list of the names and addresses of the shareholders who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which that list has been compiled or as of a date specified by the shareholder subsequent to the date of demand. This list shall be made available to any such shareholder by the transfer agent on or before the later of five (5) business days after the demand is received or the date specified in the demand as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this section 1 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.

                 Section 2. MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the bylaws as amended to date.

                 Section 3. MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS. The accounting books and records of proceedings of the shareholders and the Board of Directors and any committee or committees of the Board of Directors shall be kept at such place or places designated by the Board of Directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.

                 Section 4. INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect all books, records and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

                 Section 5. ANNUAL REPORT TO SHAREHOLDERS. The Board of Directors shall cause an annual report to be sent to the shareholders not later than one hundred twenty (120) days after the close of the fiscal year adopted by the corporation. Such report shall be sent at least thirty (30) days prior to the annual meeting of shareholders to be held during the next fiscal year and in the manner specified in Section 5 of Article II of these bylaws for giving notice to shareholders of the corporation. The annual report shall comply with California Corporations Code Section 1501, as amended from time to time, and shall contain a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, all prepared in accordance with generally accepted accounting principles and accompanied by a report thereon of independent certified public accountants. The annual report shall also contain: (1) the ratio of the cost of raising capital during the year to the capital raised; (2) the aggregate amount of advisory fees and the aggregate amount of other fees paid to the Advisor and all Affiliates of the Advisor by the corporation and including fees or charges paid to the Advisor and all Affiliates of the Advisor by third parties doing business with the corporation during the year; (3) full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving the corporation and Property Mortgage Co., Inc., any other Advisor, or any director or any Affiliate of any such person occurring during the year, accompanied by a report of the Independent Directors on the fairness of such transactions; and (4) a discussion of the effect of reinvesting distributions under the corporation's dividend reinvestment plan, including the tax consequences thereof.

                 Section 6. FINANCIAL STATEMENTS. A copy of any annual financial statement and any income statement of the corporation for each quarterly period of each fiscal year, and any accompanying balance sheet of the corporation as of the end of each such period, that has been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve (12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.

                 If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation makes a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, and a balance sheet of the corporation as of the end of such period, the chief financial officer shall cause that statement to be prepared, if not already prepared, and shall deliver personally or mail that statement or statements to the person making the request within thirty (30) days after the receipt of the request. If the corporation has not sent to the shareholders its annual report for the last fiscal year, this report shall likewise be delivered or mailed to the shareholder or shareholders within thirty (30) days after the request.

                 The corporation shall also, on the written request of any shareholder, mail to the shareholder a copy of the last annual, semi-annual or quarterly income statement which it has prepared, and a balance sheet as of the end of that period.

                 The quarterly income statements and balance sheets referred to in this section shall be accompanied by the report, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.

                 Section 7. ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall file annually with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the authorized number of directors, the names and complete business or residence addresses of all incumbent directors, the names and complete business or residence addresses of the chief executive officer, secretary, and chief financial officer, the street address of its principal executive office or principal business office in this state, and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with Section 1502 of the California Corporations Code.

                                  ARTICLE VIII

                            GENERAL CORPORATE MATTERS
                            -------------------------
                 Section  1.  RECORD DATE FOR PURPOSES OTHER THAN NOTICE
       AND VOTING.    For purposes of determining shareholders entitled
       to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other lawful action (other than action by shareholders by written consent without a meeting), the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action, and in that case only shareholders of record on the date so fixed are entitled to receive the dividends, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the Code.

                 If the Board of Directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

                 Section 2. CHECKS, DRAFTS, EVIDENCES OF INDEBTEDNESS. All checks, drafts, or other orders for payment of money, notes, or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board of Directors.

                 Section 3. CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The Board of Directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and this authority may be general or confined to specific instances; and, unless so authorized or ratified by the Board of Directors or within the agency power of an officer, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

                 Section 4. CERTIFICATES FOR SHARES. A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any of these shares are fully paid, and the Board of Directors may authorize the issuance of certificates or shares as partly paid provided that these certificates shall state the amount of the consideration to be paid for them and the amount paid. All certificates shall be signed in the name of the corporation by the chairman of the board or vice chairman of the board or the president or a vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue. The Board of Directors may refuse to transfer shares of the capital stock of the corporation when the transfer would result in five or fewer shareholders owning more than 50 percent of such shares or such shares being owned by fewer than 100 shareholders.

                 Section 5. LOST CERTIFICATES. Except as provided in this Section 5, no new certificates for shares shall be issued to replace an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The Board of Directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a replacement certificate on such terms and conditions as the board may require, including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the Corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.

                 Section 6. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The chairman of the board, the president, or any vice president, or any other person authorized by resolution of the Board of Directors or by any of the foregoing designated officers, is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority granted to these officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any of these officers in person or by any person authorized to do so by a proxy duly executed by these officers.

                 Section 7. CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the California Corporations Code shall govern the construction of these bylaws. The singular, and the term "person" includes both a corporation and a natural person.


                                   ARTICLE IX

                         DISTRIBUTIONS TO SHAREHOLDERS
                         -----------------------------
                 The corporation shall distribute quarterly to its shareholders substantially all of the corporation's net investment income; provided, however, that the Board of directors may, in its sole discretion, elect to make such distributions each month. Each distribution will include all previously undistributed income, prepayment and late payment charges, and that portion of any repayment of principal on a note made prior to the determination date for the distribution which is attributable to the discount obtained upon the acquisition of that note by the corporation. Each distribution will be reduced by the corporation's quarterly operating expenses plus any losses realized by the corporation. All gains realized upon foreclosure upon and subsequent sale of property subject to a deed of trust or the sale of money market instruments, or otherwise will be distributed annually following the close of the last quarter of the corporation's fiscal year. Any distribution to shareholders of the corporation's fiscal year. Any distribution to shareholders of the corporation of income or capital assets of the corporation shall be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances shall accompany the distribution and the written statement disclosing the source of the funds distributed shall be sent to the shareholders not later than sixty (60) days after the close of the fiscal year in which the distribution was made.


                                   ARTICLE X

                                  AMENDMENTS
                                  ----------
                 Section 1.  REVIEW OF BYLAWS.  The bylaws of the
       corporation shall be reviewed by the Board of Directors at least every two years and revised as necessary and pursuant to the limitations set forth below.

                 Section 2. AMENDMENT BY SHAREHOLDERS. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that (a) no amendment which would change any rights with respect to any outstanding class of securities of the corporation, by reducing the amount payable thereon upon liquidation of the corporation, or by diminishing or eliminating any voting rights pertaining thereto, may be made unless approved by the vote or written consent of the holders of two-thirds (2/3) of the outstanding securities of such class and (b) if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the articles of incorporation.

                 Section 3. AMENDMENT BY DIRECTORS. Subject to the rights of the shareholders as provided in Section 2 of this
       Article X, bylaws, other than a bylaw or an amendment of a bylaw changing the authorized number of directors, may be adopted, amended or repealed by the Board of Directors; provided that the Board of Directors may not adopt any amendment which would change: (a) any of the specific restrictions set forth in
       Section 3 of Article I of these bylaws; (b) any provision of Sections 2 through 5 of Article II, Sections 1 through 5 or 16 through 18 of Article III, Section I of Article IV, Section 2, 3, 7 or 8 of Article VI, Section 5 or 6 of Article VII, Article IX, or Section 2 or 3 of Article X of these bylaws; or (c) any rights with respect to any outstanding class of securities of the corporation, by reducing the amount payable thereon on liquidation of the corporation, or by diminishing or eliminating any voting rights pertaining thereto.