Form 10QSB
period 1996-03-31
PROPERTY SECURED INVESTMENTS INC
filed 1996-05-15
CIK 790410

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from __________ to __________

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 13, 1996, 176,980 shares of common stock, no par value.

             Transitional Small Business Disclosure Format (check one):
        Yes.......No...X...





                             Exhibit Index at Page 12

                          PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements
        -------------------------------
             The following financial statements are furnished:

                  Balance sheets (unaudited) as of March 31, 1996 and December 31, 1995.

                  Statements of Operations (unaudited) for the three months ended March 31, 1996 and 1995.

                  Statements of Cash Flows (unaudited) for the three months ended March 31, 1996 and 1995.

                  Notes to Financial Statements (unaudited).

                        Property Secured Investments, Inc.
                                  BALANCE SHEETS
                                    (Unaudited)



                                      ASSETS

                                             March 31,     December 31,
                                               1996            1995
                                           -------------   ------------
     Cash                                   $   217,078    $   262,055
     Real estate held for sale                  200,000        200,000
                                             ----------     ----------
                                            $   417,078    $   462,055
                                             ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


     Accrued expenses and other
       liabilities                          $    11,149    $    25,187

     Stockholders' Equity
       Common stock, 20,000,000 shares
         authorized, 176,980 shares
         issued and outstanding               6,298,479      6,298,479
       Additional paid-in capital                 2,970          2,970
       Distributions in excess of earnings   (5,895,520)    (5,864,581)
                                             ----------     ----------

           Total Stockholders' Equity           405,929        436,868
                                             ----------     ----------
                                             $  417,078     $  462,055
                                             ==========     ==========


















                    The accompanying notes are an integral part
                           of these financial statements

                        Property Secured Investments, Inc.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                             Three months ended
                                                  March 31,
                                           ----------------------
                                           1996              1995
                                           ----              ----
        Income
          Interest                      $  1,231          $  4,237
          Loan origination fees                -             4,223
                                         -------           -------
              Total income                 1,231             8,460

        Operating Expenses                32,170            27,281
                                         -------           -------
        Net loss                        $(30,939)         $(18,821)
                                         =======           =======

        Per common share information:
          Net loss                      $  (0.18)         $  (0.11)
                                         =======           =======
        Weighted average
          shares outstanding             176,980           176,980
                                         =======           =======





















                    The accompanying notes are an integral part
                           of these financial statements

                        Property Secured Investments, Inc.
                             STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                    (Unaudited)

                                                  1996           1995
      Cash flows from operating activities:       ----           ----
        Interest received                      $   1,231      $  (1,473)
        Operating expenses paid                  (46,208)       (31,862)
                                                --------       --------
            Net cash used in
             operating activities                (44,977)       (33,335)

      Cash flows from investing activities:
        Principal payments received on
          notes receivable                             -         68,798
                                                --------       --------
            Net cash provided by
             investing activities                      -         68,798
                                                --------       --------
      Net increase (decrease) in cash            (44,977)        35,463

      Cash, beginning of period                  262,055        170,323
                                                --------       --------
      Cash, end of period                      $ 217,078      $ 205,786
                                                ========       ========

      Cash flows from operating activities:
        Net loss                               $ (30,939)     $ (18,821)
        Adjustments to reconcile net loss
          to net cash used in operating
          activities before cash
          distributions to shareholders:
            Amortization of loan
             origination fees                          -         (4,223)
            Accrued interest receivable                -         (5,710)
            Decrease in accrued expenses and
             other liabilities                   (14,038)        (4,581)
                                                --------       --------
      Net cash used in operating activities    $ (44,977)     $ (33,335)
                                                ========       ========












                  The accompanying notes are an integral part
                         of these financial statements

   NOTE 1 - BASIS OF PRESENTATION

             The accompanying financial statements of Property Secured Investments, Inc. (the "Company" or "PSI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB filed with the SEC on March 29, 1996.

             In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheets as of December 31, 1995 and March 31, 1996, the statements of income for the three month periods ended
             March 31, 1995 and 1996, and the statements of cash flows for the three month periods ended March 31, 1995 and 1996. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.


   NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

             Organization
             ------------
             The Company was incorporated in 1986 and began operations in 1987. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT"). The Company had investments in promissory notes collateralized principally by deeds of trust on California real property. In 1994, the Company obtained stockholder approval to convert to a perpetual life REIT.

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

             Federal Income Taxes
             --------------------
             The Company qualifies as a REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to stockholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT as of March 31, 1996.

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------
             Property Secured Investments, Inc. (the "Company") is a California Corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT. The Company was formed to invest in fixed and variable rate promissory notes ("Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which are secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not as yet made any new investments for the Company since its election in September of 1994.

             The Company ceased acquiring Notes in 1991 and shortly thereafter began to distribute the proceeds of the Company's Note portfolio to its shareholders as payments were received. At the Company's annual shareholders meeting for 1994, the shareholders approved a proposal to sell substantially all of the Company's real estate assets. Most of the Notes in the Company's portfolio were either sold or paid off in the fourth quarter of 1994 or first quarter of 1995. In the first quarter of 1995, the Company terminated the Purchase and Sale Agreement pursuant to which the Company had disposed of the majority of its assets.

             The Company has one remaining real estate asset, which is a piece of real property located in Inglewood, California. Such property is currently being marketed for sale.

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

             There has been little change in the Company's financial condition between the end of the last fiscal year and the end of the first quarter of 1996. The principal changes in the financial condition and results of operation of the Company between the third quarter of 1995 and the third quarter of this year are primarily the result of the sale of the Company's Note portfolio and resulting decrease in the Company's income.
        The Company's interest income declined by nearly 71.0% and its total income was reduced by nearly 85.4% from the first quarter of 1995 to the first quarter of 1996. The Company's operating expenses increased 17.9% between the two periods from $27,281 in 1995 to $32,170 in 1996. Such increase was primarily a result of increased expenses related to the liquidation of assets in the fourth quarter of 1995, renovation of the Company's remaining real property asset and the due diligence investigation of potential merger or investment opportunities. The Company continues to have net operating losses as a result of its reduced income. Until and unless the Company is successful in raising new capital to fund its operations, it is anticipated that the results of the Company's operations in future quarters will be similar to that in the first quarter of this year.

                            PART II - OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K.
        ------------------------------------------
        (a)       Exhibits

        No.       Description
        ----      ------------
        3.1       Articles of Incorporation of Property Secured
                  Investments, Inc., as amended <F*> (3.1)

        3.2       Restated Bylaws of Property Secured
                  Investments, Inc. <F*> (3.2)

        27        Financial Data Schedule

        [FN]
        <F*>      Incorporated by reference to the Company's Annual Report
                  on Form 10-KSB for 1995, filed with the Commission on March 29, 1996. (References in () are to original exhibit numbers.)

        (b) No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter of 1996.

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



                        Property Secured Investments, Inc.
                        ----------------------------------
                                   (Registrant)




        Dated:  May 14, 1996          By: /s/ Andrew K. Proctor
                                          --------------------------
                                          Andrew K. Proctor,
                                          Chairman and President



        Dated:  May 14, 1996          By: /s/ Andrew K. Proctor
                                          --------------------------
                                          Andrew K. Proctor, Treasurer

                                   EXHIBIT INDEX


        No.       Description                                  Page #
        ----      -----------------                            ------
        3.1       Articles of Incorporation of Property
                  Secured Investments, Inc., as amended <F*>   (3-a)

        3.2       Restated Bylaws of Property Secured          (3-b)/
                  Investments, Inc. <F*>                       <F*>

        27        Financial Data Schedule                        13

        [FN]
        <F*>      Incorporated by reference to the Company's Annual
                  Report of Form 10-KSB for 1995, filed with the Commission on March 29, 1996. (References in () are to original exhibit numbers.)