Form 10KSB/A
period 1995-12-31
PROPERTY SECURED INVESTMENTS INC
filed 1996-08-13
CIK 790410

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                               FORM 10-KSB/A
                               -------------
       (Mark One)
       [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required] -
            AMENDMENT NO. 1
            ---------------

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            Commission file number:  33-26036
                                     --------

                     PROPERTY SECURED INVESTMENTS, INC.
                     ----------------------------------
               (Name of small business issuer in its charter)

             CALIFORNIA                             95-4075422
       ------------------------               ----------------------
       (State of Incorporation)               (I.R.S. Employer ID #)

         445 S. Figueroa St., Ste. 2600, Los Angeles, CA 90071-1630
         ----------------------------------------------------------
                  (Address of principal executive offices)

       Issuer's telephone no.:  (213) 612-7714

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

                           Yes  X            No
                               ---              ---

                 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
       of this Form 10-KSB/A.                                  [ X ]

                 State issuer's revenues for its most recent fiscal
       year:  $20,323
              -------

                               ______________


                 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                 AT MARCH 31, 1996 -- NONE -- STOCK NOT TRADED

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 AT MARCH 31, 1996 - 176,980 SHARES OF COMMON STOCK,
                 NO PAR VALUE


       DOCUMENTS INCORPORATED BY REFERENCE:
       -----------------------------------

                 None.

            Transitional Small Business Disclosure Format
       (check one):

                 Yes           No  X
                     ---          ---








                          EXHIBIT INDEX AT PAGE 19

                 The undersigned registrant hereby amends the following items of its Annual Report for 1995 on Form 10-KSB as set forth in the pages attached hereto:


                                   PART I
                                   ------


            Item 1.   Description of Business

            Item 2.   Description of Property


                                  PART II
                                  -------


            Item 6.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

            Item 7.   Financial Statements


                                  PART III
                                  --------


            Item 13.  Exhibits and Reports on Form 8-K


                                 SIGNATURES
                                 ----------

                 In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                     PROPERTY SECURED INVESTMENTS, INC.
                     ----------------------------------


       By /s/ Andrew K. Proctor           Dated:  August 13, 1996
          -----------------------------
          Andrew K. Proctor, President,
          Treasurer and Director

                                   PART I
                                   ------


       ITEM 1.   DESCRIPTION OF BUSINESS
       ------    -----------------------

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

                 The Company's sole remaining piece of real property as of December 31, 1995 was declared tax defaulted by Los Angeles County due to the failure of the original borrower to pay Los Angeles County real property taxes for the 1989-1990 tax year. The property consists of a two-story office building located at 11011 Crenshaw Boulevard in Inglewood, California, an economically disadvantaged, inner-city area, and was recently repaired from fire damage. The Company obtained title to such property by foreclosure in 1993. Although apparently notified of such tax defaults prior to and at the time of such foreclosure, the Company's prior advisor, Property Mortgage Co., Inc. ("PMC"), now in bankruptcy, and its loan servicing agents, did not take action to pay the past due taxes, penalties and interest. Prior to the bankruptcy, PMC was responsible for the Company's management. The Company's former President, Irving Kellog, caused the Company to pay the real property taxes for the 1993-1994 tax year. Mr. Kellog, who was responsible for the day-to-day operations of the Company after PMC's bankruptcy, died in early 1994 and left no record of the tax status of the property. Under new management, which took office in September 1994, the Company attempted to sell the property but received no qualified offers.

                 As of December 31, 1995, taxes, interest and penalties were due on such property in an aggregate amount of approximately $57,100. The Property was sold in a tax sale in February, 1996 for $159,000. Title was transferred to the new owner on April 4, 1996. The Company has filed a claim with the County for the $101,900 in excess proceeds from the sale, less certain administrative fees. The Company believes that, although there can be no assurances, there are no other potential claimants to the proceeds from such sale. Under California law, any lien holder on the property at the time of the tax sale has priority over the Company as the owner of the property due to the prior foreclosure. Under California law, such proceeds will not be dispersed until at least one year after transfer of title and will be reduced by certain administrative costs incurred by the County.

            (b)  Environmental Protection.
                 ------------------------

                 Federal, state and local provisions relating to environmental protection and the discharge of material into the environment have not had any effect on the Company. The Company does not anticipate making any capital expenditures for environmental control.

            (c)  Employees.
                 ---------

                 The Company has no employees.


       ITEM 2.   DESCRIPTION OF PROPERTY
       ------    -----------------------

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

            (b)  Real Estate Owned.
                 -----------------

                 The Company's December 31, 1995 restated balance sheet lists real estate held for sale in the amount of $100,400. That line item represents the Inglewood, California property that the Company obtained through foreclosure on a trust deed in its Note portfolio. The property is recorded at its estimated fair value less (i) estimated selling costs and (ii) taxes, penalties and interest due on such property. Costs of maintaining such foreclosure property are expensed as incurred. The property was sold in a Los Angeles County tax sale in 1996. See the discussion of such sale in Item 1(a) above.

                                  PART II
                                  -------


       ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       ------    -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------

            (a)  Liquidity.
                 ---------
                 The liquidity of the Company is a function of:
       (i) its collections of the principal and interest from its Note portfolio, (ii) proceeds from the sale of assets,
       (iii) its operating expenses and (iv) dividends declared. During the fourth quarter of 1995, the Company sold one of its two remaining pieces of real property and received an early payoff on its sole remaining Note. See Item 1(a) for a discussion of the sale of the Company's last piece of real property in 1996. The Company's Board of Directors is currently exploring opportunities for recapitalizing the Company through, among other things, a public or private offering of the Company's common stock. If the Company is not successful in raising new capital to fund its operations in 1996, the Company will be dependent upon its reserves.

                 At December 31, 1995, the Company had cash of $262,055. The cash held by the Company at year end was in excess of the amount required under Company policy to be held in cash reserves. Company policy requires it to maintain cash reserves of at least 3% of its net asset value. At December 31, 1995, the net asset value (Stockholders' Equity) was $337,268.

            (b)  Capital Resources.
                 -----------------
                 The Company has no plans or commitments for any future capital expenditures.

            (c)  Results of Operations.
                 ---------------------

                 The Company's income in 1995 decreased to $20,323 from $215,946 in 1994, a decrease of $195,621, primarily as the result of the reduction in interest earned on the Company's Note portfolio of $151,821 which resulted from the liquidation of that portfolio. Expenses in 1995 decreased to $347,281 from $457,627 in 1994, a decrease of $110,346, primarily as a result of a $201,730 decrease in operating expenses resulting primarily from a decrease in non-recurring legal fees and costs relating to the sale of the Company's assets. Such decrease in operating expenses was partially offset by the $64,597 provision for losses on real estate attributable to the Crenshaw property and by increases in the provisions for losses on notes receivable and real estate of $26,787 and $64,597, respectively, over 1994. In 1995, the
       Company realized a net loss of $132,008 upon the sale of Notes receivable. The Company also realized a net loss of $25,899 on the sale of real property located in Acton, California. Such factors resulted in a net loss for 1995 of $352,857 compared to a net loss of $691,055 in 1994. The Company's total operating expenses exceeded both two percent (2%) of the Company's average invested assets and twenty-five percent (25%) of its net income for 1995. The Company's independent directors have determined that the Company's operating expenses for 1995 were justified in light of the continued liquidation of its assets.

                 The Company's Board of Directors is exploring the Company's prospects for raising new capital and the opportunities currently available for investment in real estate structured either as equity or secured debt. If the Board determines that it is in the best interests of the Company and its shareholders to raise new capital for further investment, it is not currently possible to project the overall effect of such activities on the Company's net income for 1996. If the Board does not decide to raise new capital and resume investment activities, it will distribute all of the Company's reserves, after the payment of expenses, to the Company's shareholders.

                 The Company does not expect inflation to be a material factor in its operations in 1996.

       ITEM 7.   FINANCIAL STATEMENTS
       ------    --------------------

                 The following restated financial statements are furnished as part of this report:

                 (a)  Independent Auditor's Report;

                 (b)  Balance Sheet as of December 31, 1995
                      (Restated);

                 (c) Statements of Operations for the years ended December 31, 1995 (Restated) and 1994;

                 (d) Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994
                      (Restated);

                 (e) Statements of Cash Flows for the years ended December 31, 1995 (Restated) and 1994; and

                 (f)  Notes to Financial Statements.

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

                 As discussed in Note 3, the accompanying financial statements have been restated to account for the accrual of delinquent property taxes and adjustment of the Company's real estate held for sale to its net realizable value.

       /s/ Deloitte & Touche LLP

       DELOITTE & TOUCHE LLP
       Los Angeles, California

       March 18, 1996 (except for Note 3 as to which the date is July 31, 1996)

                     Property Secured Investments, Inc.
                               BALANCE SHEET
                             December 31, 1995
                                 (Restated)



                                   ASSETS


       Cash                                           $   262,055
       Real Estate held for sale                          100,400
                                                      -----------
                                                      $   362,455
                                                      ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY


       Accrued expenses and other liabilities         $    25,187
                                                      -----------

       Stockholders' Equity
            Common stock 20,000,000 shares
                 authorized, 176,980 shares
                 issued and outstanding                 6,298,479
            Additional paid-in capital                      2,970
            Distributions in excess of earnings        (5,964,181)
                                                       ----------
                 Total Stockholders' Equity               337,268
                                                       ----------

                                                       $  362,455
                                                       ==========




                The accompanying notes are an integral part
                       of these financial statements

                     Property Secured Investments, Inc.
                          STATEMENTS OF OPERATIONS
               For the years ended December 31, 1995 and 1994


                                               1995
                                            (Restated)       1994
                                             --------      --------
       Income
            Interest                         $  11,440    $ 163,261
            Loan origination fees                8,163       50,103
            Other                                  720        2,582
                                             ---------    ---------
                 Total income                   20,323      215,946

       Expenses
            Operating                          150,676      352,406
            Provision for losses on notes
              receivable                       132,008      105,221
            Provision for losses on
              real estate                       64,597        --
                                             ---------    ---------
                 Total expenses                347,281      457,627
                                             ---------    ---------

       Net loss before loss on sale of
            notes receivable and real estate  (326,958)    (241,681)

       Loss on sale of notes receivable -
            related party (note 2)                         (446,678)
       Loss on sale of real estate             (25,899)      (2,696)
                                             ---------    ---------

       Net loss                              $(352,857)   $(691,055)
                                             =========    =========

       Per common share information:
            Net loss                         $   (1.99)   $   (3.90)
                                             =========    =========
            Return of capital dividends      $    0.00    $    6.00
                                             =========    =========
       Weighted average number of shares
            outstanding                        176,980      176,980
                                             =========    =========





                The accompanying notes are an integral part
                       of these financial statements

                                 Property Secured Investments, Inc.
                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the years ended December 31, 1995 and 1994

                                                            Additional   Distributions
                                     Common Stock           Paid-In      In Excess
                                 Shares        Amount       Capital      of Earnings      Total
                                 -------     ----------     ----------   -------------    ----------
       Balance As Previously
         Reported January 1,
         1994                    176,980     $6,298,479     $  2,970      $(3,801,292)    $2,500,157

         Restatement (Note 3)                                                 (57,100)       (57,100)
                                 -------     ----------     --------     ------------     ----------
       Balance As Restated
         January 1, 1994         176,980     $6,298,479     $  2,970      $(3,858,392)    $2,443,057

       Net loss                                                              (691,055)      (691,055)

       Dividends                                                           (1,061,877)    (1,061,877)
                                 -------     ----------     --------     ------------     ----------
       Balance As Restated
         December 31, 1994       176,980      6,298,479        2,970       (5,611,324)       690,125

       Net loss (As Restated)
         (Note 3)                                                            (352,857)      (352,857)
                                 -------     ----------     --------     ------------     ----------
       Balance As Restated
         December 31, 1995       176,980     $6,298,479     $  2,970      $(5,964,181)    $  337,268
                                 =======     ==========     ========      ===========     ==========

                   The accompanying notes are an integral part of these financial statements

                                      Property Secured Investments, Inc.
                                           STATEMENTS OF CASH FLOWS
                                          December 31, 1995 and 1994

                                                                       1995
                                                                     (Restated)         1994
                                                                     ----------      ----------
       Cash flows from operating activities:
          Interest received                                          $  13,936       $  193,042
          Operating expenses paid                                     (160,528)        (363,667)
          Other income received                                            720            2,582
                                                                     ---------       ----------
       Net cash used in operating activities                          (145,872)        (168,043)

       Cash flows from investing activities:
          Principal payments received on notes receivable              168,235          442,049
          Proceeds from sale of notes receivable                                        728,309
          Proceeds from sale of real estate                             69,369          303,797
                                                                     ---------       ----------
       Net cash provided in investing activities                       237,604        1,474,155

       Cash flows from financing activities:
          Cash distributions to stockholders                                         (1,486,628)
          Payments on trust deed note payable                                          (137,530)
                                                                                     ----------
       Net cash used in financing activities                                         (1,624,158)

       Net increase (decrease) in cash                                  91,732         (318,046)

       Cash, beginning of year                                         170,323          488,369
                                                                     ---------       ----------
       Cash, end of year                                             $ 262,055       $  170,323
                                                                     =========       ==========






       Cash flows from operating activities:
          Net loss                                                   $(352,857)      $ (691,055)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
               Loss on sale of notes receivable                                         446,678
               Loss on sale of real estate                              25,899            2,696
               Amortization of loan fees                                (8,163)         (50,103)
               Provision for losses on notes receivable
                 and real estate                                       196,605          105,221
               Decrease in accrued interest receivable                   2,496           29,781
               Decrease in accrued expenses and other liabilities       (9,852)         (11,261)
                                                                     ---------       ----------

       Net cash used in operating activities                         $(145,872)      $ (168,043)
                                                                     =========       ==========


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

            ESTIMATES
            ---------

            In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            REAL ESTATE
            -----------

            Real Estate represents one property that the Company obtained through foreclosure on a trust deed in its portfolio and is held for sale. The property is recorded at its estimated fair value less estimated selling cost, taxes, interest and penalties which is lower than cost. Costs of maintaining the foreclosed property are expenses as incurred. The property is located in Inglewood, California (see note 3).

            FEDERAL INCOME TAXES
            --------------------

            The Company qualifies as a REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to stockholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT for the years ended December 31, 1995 and 1994.

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

       NOTE 3 - RESTATEMENT

            Subsequent to the issuance of the 1995 financial statements, management discovered that the Company's real estate held for sale had been auctioned by local tax authorities due to delinquent property taxes related to a period prior to ownership. As such, the recorded value of its real estate held for sale was overstated at December 31, 1994 and 1995 for unaccrued delinquent property taxes and was overstated at December 31, 1995 for the writedown to net realizable value. Accordingly, the accompanying financial statements have been restated.

            The effect of this restatement as of and for the years ended December 31, 1994 and 1995 is summarized as follows:

                                  As Previously
                                    Reported            As Restated
                                  -------------         -----------
            1994
            ----
            Real Estate held
              for Sale              $  317,365          $  260,265
            Distributions in
              excess of earnings    (5,554,224)         (5,611,324)

            1995
            ----
            Real Estate held
              for Sale                 200,000             100,400
            Distributions in
              excess of earnings    (5,864,581)         (5,964,181)

            Net Loss                  (310,357)           (352,857)

                                  PART III
                                  --------


       ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
       -------   --------------------------------

            (a)  Exhibits.
                 --------

       No.       Description
       --        -----------

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

                               EXHIBIT INDEX
                               -------------



       No.       Description                                  Page
       --        -----------                                  ----

       3.1       Articles of Incorporation of Property
                 Secured Investments, Inc., as amended
                 <F*> (3.1)

       3.2       Restated Bylaws of Property Secured
                 Investments, Inc. <F*> (3.2)

       27        Financial Data Schedule                       20

       [FN]
       <F*>   Incorporated by reference to the Company's Annual
              Report on Form 10-KSB for 1995, filed with the Commission on March 29, 1996. (References in () are to original exhibit numbers.)