Form 10-Q
period 1996-09-30
PROPERTY SECURED INVESTMENTS INC
filed 1996-11-14
CIK 790410

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter ended September 30, 1996
                        Commission file number 33-26036

                       PROPERTY SECURED INVESTMENTS, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

            State of California                         95-4075422
      (State or other jurisdiction of
      incorporation or organization)     (I.R.S. Employer Identification Number)

        5850 San Felipe, Suite 500
              Houston, Texas                              77057
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                                  (713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 18, 1996, 356,998 shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one):  Yes[ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - September 30, 1996 and December 31, 1995                    4

Statements of Operations - For the Nine Months Ended September 30, 1996
and 1995 and the Three Months Ended September 30, 1996 and 1995              5

Statements of Cash Flows - For the Nine Months Ended September 30, 1996
and 1995                                                                     6

Notes to Financial Statements                                                7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Property Secured Investments, Inc. (the "Company") is a California Corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT. The Company was formed to invest in fixed and variable rate promissory notes ("Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes which are secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not as yet made any new investments for the Company since that Bylaw change.

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

The Company's sole remaining piece of real property as of December 31, 1995 was declared tax defaulted by Los Angeles County due to the failure of the original borrower to pay Los Angeles County real property taxes for the 1989-1990 tax year. The property consists of a two-story office building located at 11011 Crenshaw Boulevard in Inglewood, California, an economically disadvantaged, inner-city area, and was recently repaired from fire damage. The Company obtained title to such property by foreclosure in 1993. Although apparently notified of such tax defaults prior to and at the time of such foreclosure, the Company's prior advisor, Property Mortgage Co., Inc. ("PMC"), now in bankruptcy, and its loan servicing agent, did not take action to pay the past due taxes, penalties and interest. Prior to its bankruptcy, PMC was responsible for the Company's management. The Company's former President, Irving Kellogg, caused the Company to pay the real property taxes for the 1993-1994 tax year. Mr. Kellogg, who was responsible for the day-to-day operations of the Company in 1993 and early 1994, died suddenly in early 1994. No record of the tax status of the property could be found. Under new management, which took office in September 1994, the Company attempted to sell the property but received no qualified offers.

As of December 31, 1995, taxes, interest and penalties were due on such property in an aggregate amount of approximately $57,100. The Property was sold in a tax sale in February, 1996 for $159,000. Title was transferred to the new owner on April 4, 1996. The Company has filed a claim with the County for the approximately $101,900 in excess proceeds from the sale. The Company believes that, although there can be no assurances, there are no other potential claimants to the proceeds from such sale. Under California law, any lien holder on the property at the time of the tax sale has priority over the Company as the owner of the property due to the prior foreclosure. Under California law, such proceeds will not be dispersed until at least one year after transfer of title and will be reduced by certain administrative costs incurred by the County, which the Company estimates will not exceed $1,500.

On September 24, 1996, S-P Properties, Inc. acquired voting control of the Company with the purchase of 144,000 shares of the Company's common stock. S-P Properties, Inc. is evaluating the use of the Company as a vehicle for future real estate related transactions.

There has been little change in the Company's financial condition between the end of the last fiscal year and the end of the third quarter of 1996. The principal changes in the financial condition and results of operation of the Company between the third quarter of 1995 and the third quarter of this year are primarily the result of the sale of the Company's Note portfolio and resulting decrease in the Company's income. The Company's interest income declined by 96% and its total income was reduced by 97% from the third quarter of 1995 to the third quarter of 1996. The Company's operating expenses increased 3% between the two periods from $31,014 in 1995 to $32,211 in 1996. Such increase was primarily a result of increased expenses incurred during this period related to the due diligence investigation of potential merger or investment opportunities and the renovation of the Company's former real property asset located in Inglewood, California. The Company continues to have net operating losses as a result of its reduced income. It is anticipated that the results of the Company's operations in future quarters will be similar to that in the third quarter of this year, until such time as the Company again becomes active, if a decision to do so is made.

The principal changes in the financial condition and results of operations of the Company between the first nine months of 1995 and the first nine months of this year are primarily the result of the sale of the Company's Note portfolio and resulting decrease in the Company's income. The Company's interest income declined by nearly 80% from the first nine months of 1995 to the first nine months of 1996 and its total income was reduced by 85% from the first nine months of 1995 to the first nine months of 1996. The Company's operating expenses increased 23% between the two periods from $97,654 in 1995 to $120,434 in 1996. Such increase was primarily related to the liquidation of assets in the fourth quarter of 1995, the due diligence investigation of potential merger or investment opportunities and the renovation of the Company's former real property asset located in Inglewood, California. The Company continues to have net operating losses as a result of its reduced income.

                       PROPERTY SECURED INVESTMENTS, INC.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                   September 30,   December 31,
                                                       1996            1995
                                                    -----------     -----------
ASSETS

Cash ...........................................    $   193,517     $   262,055
Sales proceeds receivable ......................        100,400         100,400
                                                    -----------     -----------
Total Assets ...................................    $   293,917     $   362,455
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued and other liabilities ..................    $       426     $    25,187
                                                    -----------     -----------
Total Liabilities ..............................            426          25,187
                                                    -----------     -----------
Stockholders' equity :
  Common stock,
    20,000,000 units authorized,
    356,980 issued and
    outstanding ................................      6,460,479       6,298,479
  Additional paid-in capital ...................          2,970           2,970
  Distributions in excess of earnings ..........     (6,169,958)     (5,964,181)
                                                    -----------     -----------
Total Stockholders' equity .....................        293,491         337,268
                                                    -----------     -----------
Total Liabilities and Stockholders'  equity ....    $   293,917     $   362,455
                                                    ===========     ===========

                       PROPERTY SECURED INVESTMENTS, INC.

                            STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  1996 AND 1995 AND FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                                                  Nine Months Ended                          Three Months Ended
                                                                     September 30,                              September 30,
                                                              -----------------------------           -----------------------------
                                                                1996                1995                1996                1995
                                                              ---------           ---------           ---------           ---------
REVENUES:
  Interest .........................................          $   3,147           $  13,344           $     651           $   6,103
  Loan origination fees ............................               --                 4,223                --
  Other ............................................               --                   541                --                   541
                                                              ---------           ---------           ---------           ---------
             Total Revenues ........................              3,147              18,108                 651               6,644
                                                              ---------           ---------           ---------           ---------
EXPENSES:
    Operating expenses .............................            120,434              97,654              32,211              31,014
                                                              ---------           ---------           ---------           ---------
Total costs and expenses ...........................            120,434              97,654              32,211              31,014
                                                              ---------           ---------           ---------           ---------
NET LOSS BEFORE SALE OF
   REAL ESTATE .....................................           (117,287)            (79,546)            (31,560)            (24,370)

Loss on sale of Real Estate ........................               --               (20,899)               --               (20,899)
                                                              ---------           ---------           ---------           ---------
NET LOSS ...........................................          $(117,287)          $(100,445)          $ (31,560)          $ (45,269)
                                                              =========           =========           =========           =========
Per common share information:
    Net loss .......................................          $   (0.65)          $   (0.57)          $   (0.17)          $   (0.26)
                                                              =========           =========           =========           =========
    Income dividends ...............................               0.00                0.00                0.00                0.00
    Return of capital dividends ....................               0.13                0.00                0.00                0.00
                                                              ---------           ---------           ---------           ---------
      Total dividends ..............................               0.13                0.00                0.00                0.00
                                                              =========           =========           =========           =========
Weighted average shares outstanding ................            181,592             177,031             190,692             177,031
                                                              =========           =========           =========           =========

                       PROPERTY SECURED INVESTMENTS, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received ..................................   $   3,147    $  11,075
  Operating expenses paid ............................    (145,195)    (103,524)
  Other income received ..............................                      541
                                                         ---------    ---------
    Net cash used in operating activities ............    (142,048)     (91,908)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash distributions to stockholders .................     (88,490)
  Principal payments received on notes receivable ....                   66,061
  Proceeds on sale of real estate ....................                   74,368
                                                         ---------    ---------
    Net cash (used in) provided by
      investing activities ...........................     (88,490)     140,429
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock ...................     162,000
                                                         ---------    ---------
    Net cash provided by financing activities ........     162,000         --
                                                         ---------    ---------
NET (DECREASE) INCREASE IN CASH ......................     (68,538)      48,521

   Cash beginning of period ..........................     262,055      170,323
                                                         ---------    ---------
   Cash end of period ................................   $ 193,517    $ 218,844
                                                         =========    =========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................   $(117,287)   $(100,445)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss on sale of real estate ....................                   20,899
      Amortization of loan origination fees ..........                   (4,223)
      Increase in accrued interest receivable ........                   (2,269)
      Decrease in accrued expenses and
        other liabilities ............................     (24,761)      (5,870)
                                                         ---------    ---------
    Net cash used in operating activities ............   $(142,048)   $ (91,908)
                                                         =========    =========

                       PROPERTY SECURED INVESTMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Property Secured Investments, Inc. (the "Company" or "PSI") was incorporated in 1986 and began operations in 1987. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT"). The Company had investments in promissory notes collateralized principally by deeds of trust on Southern California real property. In 1994, the Company obtained stockholder approval to convert to a perpetual life REIT.

REAL ESTATE

The Company's real estate asset was sold by local tax authorities as a result of delinquent property taxes related to the 1989-1990 tax year. The Company is entitled to the net cash proceeds of $101,900 less certain administrative costs of the tax authority which are expected to be approximately $1,500. The Company expects to receive such proceeds during the second or third quarter of 1997 and has recorded the value of the asset of $100,400.

FEDERAL INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to shareholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT as of September 30, 1996.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding.

2.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995.

                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
------------    ----------------------------------
    27          Financial Data Schedule


(b)     Reports on Form 8-K

        On September 24, 1996, a Form 8-K was filed reporting a change in control of the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                PROPERTY SECURED INVESTMENTS, INC.

Date:  NOVEMBER 8, 1996         /s/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director

Date:  NOVEMBER 8, 1996         /s/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer