Form 10KSB40
period 1996-12-31
PROPERTY SECURED INVESTMENTS INC
filed 1997-03-28
CIK 790410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission file number:  33-26036

                       PROPERTY SECURED INVESTMENTS, INC.
                 (Name of small business issuer in its charter)

           State of California                                 95-4075422
        (State of incorporation)                         (I.R.S. Employer ID #)

        5850 San Felipe Suite 500
               Houston, TX                                       77057
(Address of principal executive offices)                       (Zip Code)

                       445 S. Figueroa Street, Suite 2600
                       Los Angeles, California 90071-1630
          (Former name or former address, if changed since last report)

Issuer's telephone number                                     (713) 706-6271
 including area code:

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

                           Yes      [X]                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB.    [X]

State issuer's revenues for its most recent fiscal year:  $4,268

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

AT MARCH 31, 1997 - NONE - STOCK NOT TRADED

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        AT MARCH 31, 1997 - 356,988 SHARES OF COMMON STOCK, NO PAR VALUE

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):

Yes      [ ]                 No       [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Property Secured Investments, Inc. (the "Company" or "PSI") is a California corporation. The Company was organized in 1986, began operations in 1987, and elected in its 1987 Federal Income Tax Return to be taxed as a Real Estate Investment Trust, a REIT. The Company was formed to invest in fixed and variable rate promissory notes ("Notes") secured by first and second deeds of trust on real property located in Southern California. The Company has also invested in notes, which were secured by other promissory notes. Such other promissory notes were in all cases secured by deeds of trust and all-inclusive trust deeds. On September 12, 1994, the Company's shareholders approved a modification of the Company's Bylaws which had the effect of permitting the Company to make equity investments in real property as well as investing in Notes secured by real property. The Company's Board of Directors has not yet made any investments for the Company under this policy.

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

Pursuant to a vote of shareholders at the annual meeting held in September 1994, the Company effected a one-to-four reverse stock split on July 7, 1995.

In September 1995, the Company sold one of its two pieces of real property for net proceeds of $69,369 which, were paid in cash. The Company realized a loss of $25,899 on the sale of such property, which was acquired by foreclosure. The property is located in Acton, California.

On December 30, 1995, the Company accepted $102,000 from the borrower under its remaining Note in full settlement of the borrower's obligations under the Note. At the time such payment, $240,000 in principal and accrued interest was due under such Note. Given the history of defaults under such Note and the Company's junior position to a senior secured lender, the Company accepted the borrower's payment offer, which was made in connection with a refinancing of the property securing the Note.

The Company's sole remaining piece of real property was declared tax defaulted by Los Angeles County due to the failure of the original borrower to pay Los Angeles County real property taxes for the 1989-1990 tax year. The property consists of a two-story office building located at 11011 Crenshaw Boulevard in Inglewood, California, an economically disadvantaged inner-city area, and was recently repaired from fire damage. The Company obtained title to such property by foreclosure in 1993. Although apparently notified of such tax defaults prior to and at the time of such foreclosure, the Company's prior advisor, Property Mortgage Co., Inc. ("PMC"), now in bankruptcy, and its loan-servicing agents, did not take action or pay the past due taxes, penalties and interest. Prior to the bankruptcy, PMC was responsible for the Company's management. The Company's former President, Irving Kellog, caused the Company to pay the real property taxes for the 1993-1994 tax year. Mr. Kellog, who was responsible for the day-to-day operations of the Company after PMC's bankruptcy, died in early 1994 and left no record of the tax status of the property. Under new management, which took office in September 1994, the Company attempted to sell the property but received no qualified offers.

At the date of the foreclosure, taxes, interest, and penalties were due on such property in an aggregate amount of approximately $57,100. The property was sold in a tax sale in February 1996 for $159,000 and title was transferred to the new owner on April 4, 1996. The Company has filed a claim with the County for the $101,900 in excess proceeds from the sale, less certain administrative fees. The Company believes that, although there can be no assurances, there are no other potential claimants to the proceeds from such sale. Under California law, any lien holder on the property at the time of the tax sale has priority over the Company as the owner of the property due to the prior foreclosure. Under California law, such proceeds will not be dispersed until at least one year after transfer of title and will be reduced by certain administrative costs incurred by the County.

ENVIRONMENTAL PROTECTION

Federal, state, and local provisions relating to environmental protection and the discharge of material into the environment have not had any effect on the Company. The Company does not anticipate making any capital expenditures for environmental control.

EMPLOYEES

The Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

INVESTMENT POLICIES

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

INVESTMENTS IN REAL ESTATE AND REAL ESTATE MORTGAGES

At December 31, 1996, the Company has no remaining investments in real estate or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

The Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 7, 1997, the Company's common stock was held by approximately 200 shareholders of record. There is no established public trading market for that stock.

On June 7, 1996, the Company's Board of Directors declared a dividend of $.50 per share (after giving effect to the one-for-four reserve stock split effected by the Company on July 7, 1995) of the Company's common stock. The record date for such dividend was June 7, 1996. Such dividend, which was paid on July 3, 1996, represents a return of capital. There were no dividends declared or paid in 1995. There are no contractual or other restrictions on the Company's ability to make such distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Financial Statements and Notes thereto furnished as part of this Form 10-KSB. See Item 1. Business for additional information regarding the history of the Company.

On September 24, 1996, S-P Properties, Inc. acquired voting control of the Company with the purchase of 144,000 shares of the Company's common stock. S-P Properties, Inc. is evaluating the use of the Company as a vehicle to initiate a new REIT that will be a publicly traded company. The details of PSI's role in the new REIT are uncertain at this time. In order to avoid unnecessary reduction of PSI's limited assets, the management of PSI has elected to terminate registration of PSI's common stock and suspend reporting to the Securities and Exchange Commission. The required filing was made with the Securities and Exchange Commission on March 12, 1997.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues decreased $16,000, or 79%, primarily due to the disposition of the Company's two remaining Notes in 1995. Operating expenses increased $6,000,or 4%, primarily as a result of expenses incurred related to the due diligence investigation of potential merger or investment opportunities and the renovation of the Company's former real property asset located in Inglewood, California. These expenses were partially offset by reduced office expenses resulting from the consolidation of the Company's operations with those of S-P Properties, Inc.

During 1995, the Company sold its remaining Notes and real estate assets at a loss. The resultant provision for losses was reflected in the 1995 statement of operations. No such costs were incurred in 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

The Company's income decreased $196,000,or 91%, primarily as the result of the reduction in interest earned on the Company's Note portfolio which resulted from the liquidation of the majority of that portfolio in 1994. Expenses decreased $110,346, or 24%, primarily as a result of a $201,730 decrease in operating expenses resulting primarily from a decrease in non-recurring legal fees and costs relating to the sale of the Company's assets. Such decrease in operating expenses was partially offset by the $64,597 provision for losses on real estate attributable to the Crenshaw property and by increases in the provisions for losses on notes receivable and real estate over 1994. In 1995, the Company realized a net loss of $132,008 upon the sale of Notes receivable. The Company also realized a net loss of $25,899 on the sale of real property located in Acton, California.

Liquidity and Capital Resources:

The Company is in a liquid position at December 31, 1996 with cash of $158,000 and no liabilities. The Company has no plans or commitments for any future capital expenditures.

Inflation:

The Company does not expect inflation to be a material factor in its operations in 1997.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are furnished as part of this report:

     (a)  Independent Auditors' Report;

     (b)  Balance Sheet as of December 31, 1996;

     (c) Statements of Operations for the years ended December 31, 1996 and 1995;

     (d) Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995;

     (e) Statements of Cash Flows for the years ended December 31, 1996 and 1995; and

     (f)  Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Property Secured Investments,
Inc.:

We have audited the accompanying balance sheet of Property Secured Investments, Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 1997

                       Property Secured Investments, Inc.
                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS

Cash ...........................................................    $   157,544
Refund due on tax lien foreclosure (Note 2).....................        100,400
                                                                    ------------

       Total Assets ............................................    $   257,944
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Stockholders' Equity:
   Common stock 20,000,000 shares
       authorized, 356,988 shares
       issued and outstanding ..................................    $ 6,460,479
   Additional paid-in capital ..................................          2,970
   Distributions in excess of earnings .........................     (6,205,505)
                                                                    -----------
       Total Liabilities and Stockholders' Equity ..............    $   257,944
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                       Property Secured Investments, Inc.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1996 and 1995

                                                        1996            1995
                                                      ---------       ---------
Income
         Interest ..............................      $   4,268       $  11,440
         Loan origination fees .................              0           8,163
         Other .................................              0             720
                                                      ---------       ---------
                 Total income ..................          4,268          20,323

Expenses
         Operating .............................        157,102         150,676
         Provision for losses on notes
            receivable .........................              0         132,008
         Provision for losses on
            real estate ........................              0          64,597
                                                      ---------       ---------
                 Total expenses ................        157,102         347,281
                                                      ---------       ---------
Net loss before loss on sale of
           real estate .........................       (152,834)       (326,958)
Loss on sale of real estate ....................              0         (25,899)
                                                      ---------       ---------
Net loss .......................................      $(152,834)      $(352,857)
                                                      =========       =========
Per common share information:
         Net loss ..............................      $   (0.68)      $   (1.99)
                                                      =========       =========
         Return of capital dividends ...........      $    0.50       $    0.00
                                                      =========       =========
Weighted average number of shares
         outstanding ...........................        225,673         176,980
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                       Property Secured Investments, Inc.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1995

                                                    Common Stock                  Additional        Distributions
                                          -------------------------------         Paid - In         in Excess of
                                            Shares               Amount             Capital           Earnings           Total
                                          ----------          -----------         -----------      ------------        ---------
Balance, January 1, 1995 .............      176,980          $ 6,298,479             2,970         $(5,611,324)         $690,125

Net loss .............................                                                                (352,857)         (352,857)
                                           --------          -----------          --------         -----------          --------
Balance, December 31, 1995 ...........      176,980            6,298,479             2,970          (5,964,181)          337,268

Stock issuance .......................      180,000              162,000                                                 162,000

Net loss .............................                                                                (152,834)         (152,834)
Dividends ............................                                                                 (88,490)          (88,490)
Stock issued for fractional shares
(Note 1) .............................            8
                                           --------          -----------          --------         -----------          --------
Balance, December 31, 1996 ...........      356,988          $ 6,460,479          $  2,970         $(6,205,505)         $257,944
                                           ========          ===========          ========         ===========          ========

   The accompanying notes are an integral part of these financial statements.

                       Property Secured Investments, Inc.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995

                                                           1996         1995
                                                         ---------    ---------
Cash flows from operating activities:
     Interest received ...............................   $   4,268    $  13,936
     Operating expenses paid .........................    (182,289)    (160,528)
     Other income received ...........................           0          720
                                                         ---------    ---------
Net cash used in operating activities ................    (178,021)    (145,872)

Cash flows from investing activities:
     Principal payments received on notes receivable .           0      168,235
     Proceeds from sale of real estate ...............           0       69,369
                                                         ---------    ---------
Net cash provided in investing activities ............           0      237,604

Cash flows from financing activities:
     Cash distributions to stockholders ..............     (88,490)           0
     Proceeds from sale of common stock ..............     162,000            0
                                                         ---------    ---------
Net cash provided by financing activities ............      73,510            0

Net (decrease) increase in cash ......................    (104,511)      91,732

Cash, beginning of year ..............................     262,055      170,323
                                                         ---------    ---------
Cash, end of year ....................................   $ 157,544    $ 262,055
                                                         =========    =========
Cash flows from operating activities:
     Net loss ........................................   $(152,834)   $(352,857)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Loss on sale of real estate .............           0       25,899
             Amortization of loan fees ...............           0       (8,163)

             Provision for losses on notes receivable
                 and real estate .....................           0      196,605
             Decrease in accrued interest receivable .           0        2,496
             Decrease in accrued expenses and other
                 liabilities .........................     (25,187)      (9,852)
                                                         ---------    ---------
Net cash used in operating activities ................   $(178,021)   $(145,872)
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                       PROPERTY SECURED INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF FINANCIAL STATEMENTS

The Company maintains its books and prepares its financial statements in accordance with generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of cash and refund due on tax lien foreclosure. The fair value of cash and refund due on tax lien foreclosure approximates the carrying value due to the short-term nature of these items.

FEDERAL INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code and, accordingly, is not subject to Federal income taxes on amounts distributed to stockholders, providing it distributes at least 95% of its taxable income and meets certain other conditions. The Company believes that it has met the requirements for continued qualification as a REIT for the years ended December 31, 1996 and 1995. Cash dividends paid or accrued to stockholders for Federal income tax purposes amounted to $88,490 for the year ended December 31, 1996. These dividends were a return of capital to the stockholders. There were no dividends declared or paid in 1995.

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

Property Secured Investments, Inc.
Notes to Financial Statements
Page two

2.      REFUND DUE TO TAX LIEN FORECLOSURE

In February 1996, the Company's sole remaining piece of real property was declared tax defaulted by Los Angeles County (the "County")due to the failure of the original borrower to pay the "County" real property taxes for the 1989-1990 tax year.

At the date of foreclosure, taxes, interest and penalties were due on such property in an aggregate amount of approximately $57,100. The property was sold in a tax sale in February 1996 for $159,000. Title was transferred to the new owner on April 4, 1996. The Company has filed a claim with the County for the $101,900 in excess proceeds from the sale, less certain administrative fees estimated at $1,500. The Company believes that, although there can be no assurances, there are no other potential claimants to the proceeds from such sale. Under California law, any lien holder on the property at the time of the tax sale has priority over the Company as the owner of the property due to the prior foreclosure. Under California law, such proceeds will not be dispersed until at least one year after transfer of title and will be reduced by certain administrative costs incurred by the County. Title was transferred April 4, 1996.

3.     RELATED PARTY TRANSACTIONS

In 1996 and 1995, certain expenses in the amount of $8,344 and $54,514, respectively, were incurred on behalf of the Company by a director and former officer and were reimbursed by the Company.

4.      SUBSEQUENT EVENT

S-P Properties, Inc. is evaluating the use of the Company as a vehicle to initiate a new REIT that will be a publicly traded company. The details of PSI's role in the new REIT are uncertain at this time. In order to avoid unnecessary reduction of PSI's limited assets, the management of PSI has elected to terminate registration of PSI's common stock and suspend reporting to the Securities and Exchange Commission. The required filing was made with the Securities and Exchange Commission on March 12, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Name                             Position                           Age          Approximate Time in Office
----                             --------                           ---          --------------------------
Thomas N. Thurber                President and Director             46                   1 year

Paul E. Perkins                  Chief Financial Officer and        31                   1 year
                                 Secretary

John N. Galardi                  Director                           59                   1 year

John F. Itzel                    Director                           50                   1 year

Andrew K. Proctor                Director                           40                   2 years

William J. Carden                Director                           52                   1 year

Thomas N. Thurber - President and Director, Property Secured Investments, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm (Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties and Chief Financial Officer of a trust with significant investments in commercial real estate. From 1995 to present, Mr. Thurber has served as President and Director of S-P Properties, Inc., the corporate general partner of five widely held limited partnerships. Mr. Thurber holds a bachelor's degree in accounting from Florida State University.

Paul E. Perkins - Chief Financial Officer and Secretary, Property Secured Investments, Inc. Mr. Perkins began his career acquiring and disposing of investment properties as a real estate broker with The Seely Company, a Los Angeles based commercial real estate brokerage company. His primary client base consisted of banks, savings and loans and other financial institutions. In 1994, Mr. Perkins joined CGS Real Estate Company, Inc. as a Vice President of the Western Region. Mr. Perkins holds a bachelor's degree in business and finance from the University of Southern California and a master's degree in real estate finance and investment from New York University.

John N. Galardi - Director, Property Secured Investments, Inc. Mr. Galardi is Chairman and founder of Galardi Group, Inc., a privately held franchising operation encompassing more than 350 restaurants. Mr. Galardi is a founding director of The Ezell Group, Inc., which specializes in business migration of foreign investors, Metrobank, an $800 million dollar, five branch commercial bank located in Southern California and Consumers Ice Company, the largest ice company in El Paso, Texas. Mr. Galardi also founded and operated a chain of one-hour photo stores called Photoworks. He is a founder of Banc Commercial, a national full service commercial brokerage company located in Colorado. He also serves as a director of Business Cards of Tomorrow located in Fort Lauderdale, Florida.

John F. Itzel - Director, Property Secured Investments, Inc. Mr. Itzel has over twenty years of real estate related experience. He began his career in real estate in 1972 with Fidelity Mortgage Investors where he was responsible for disposition of over $200 million of problem real estate loans during his five year tenure. Mr. Itzel then became a single-family home developer, where he developed and sold over 400 single-family homes in Southern California through 1990. Subsequent to 1990, Mr. Itzel has served as an executive of American Savings and Loan and United California Savings Bank. In his current role, Mr. Itzel oversees the operations and leasing of two million square feet of multi-tenant industrial space in addition to advising senior management concerning the appropriate actions to be taken considering current trends in the real estate market. Mr. Itzel also serves as a director of IDM Corporation. Mr. Itzel holds a degree in Economics from California State University and is a licensed real estate broker.

Andrew K. Proctor - Director, Property Secured Investments, Inc. Mr. Proctor is the Chief Executive Officer and sole shareholder of Jess Kent & Company ("JK&CO") and is the Managing Principal of its wholly-owned investment banking subsidiary, Jess Kent Capital Markets, Inc., a SEC registered broker/dealer and member of the National Association of Securities Dealers, Inc. Mr. Proctor has managed JK&CO since 1990. From 1986 to 1990, Mr. Proctor was a Vice President of Dominick & Dominick, Incorporated, a New York Stock Exchange member firm, where he was responsible for managing the Western U.S. and Pacific Rim corporate finance group. From 1979 to 1986, Mr. Proctor held various investment-banking positions with New York Stock Exchange member firms. He is a graduate economist with a B.A. from the University of Southern California, an M.A. from the Peter
F. Drucker Graduate Management Center at the Claremont Graduate School, and a M.B.A. from the Anderson Graduate School of Management at UCLA.

William J. Carden - Director, Property Secured Investments, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974, which concentrated on rehabilitation of retail office industrial and commercial real estate. Mr. Carden is a former director of Bay Financial, a New York Stock Exchange Company, and currently serves as a director of S-P Properties, Inc. and IDM Corporation.

The officers of the Company serve at the pleasure of the Board of Directors and may be removed from the office at any time. There are no family relations between any director and executive officer of the company. There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 10.      EXECUTIVE COMPENSATION

The Company's directors and executive officers received no compensation during 1996 and are not currently receiving any compensation.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 7, 1997, with respect to all those known by the Company to be beneficial owners of more than five percent (5%) of its outstanding stock, directors, and directors and officers of the Company as a group. All share numbers reflect the Company's one-for-four reverse stock split effected on July 7, 1995.

                 Name and Address          Amount and Nature       Percent
Title of         Of Beneficial              Of Beneficial            Of
Class               Owner                      Ownership*           Class
-----------  ------------------------   ----------------------  ------------

Common       S-P Properties, Inc.       144,000 shares              40.3%
Stock        5850 San Felipe
             Suite 500
             Houston, TX  77057

Common       All directors and          21,600 shares                6.1%
Stock        officers as a group

* The persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them subject to community property laws where applicable.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NO.                DESCRIPTION
--                 -----------
27                 Financial Data Schedule

FORM 8-K

No Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1996.