Form 10KSB/A
period 1996-12-31
PROPERTY SECURED INVESTMENTS INC
filed 1997-04-14
CIK 790410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996              Commission file
                                                         number:  33-26036

                       PROPERTY SECURED INVESTMENTS, INC.
                 (Name of small business issuer in its charter)

        State of California                       95-4075422
------------------------------------  ------------------------------------
     (State of incorporation)               (I.R.S. Employer ID #)

     5850 San Felipe Suite 500
            Houston, TX                              77057
------------------------------------  ------------------------------------
  (Address of principal executive
             offices)                             (Zip Code)

                       445 S. Figueroa Street, Suite 2600
                       Los Angeles, California 90071-1630
--------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Issuer's telephone number
including area code:                       (713) 706-6271
                            ----------------------------------------------


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

AT MARCH 31, 1997 - 356,988 SHARES OF COMMON STOCK, NO PAR VALUE

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):

Yes               No    [X]

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROPERTY SECURED INVESTMENTS, INC.

Date:  March 31, 1997                      /S/ THOMAS N. THURBER
       ---------------------------------   ------------------------------------
                                           Thomas N. Thurber
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 1997                      /S/THOMAS N. THURBER
       ---------------------------------   ------------------------------------
                                           Thomas N. Thurber
                                           President and Director

Date:  March 31, 1997                      /S/WILLIAM J. CARDEN
       ---------------------------------   ------------------------------------
                                           William J. Carden
                                           Director

Date:  March 31, 1997                      /S/JOHN F. ITZEL
       ---------------------------------   ------------------------------------
                                           John F. Itzel
                                           Director

Date:  March 31, 1997                      /S/PAUL E. PERKINS
       ---------------------------------   ------------------------------------
                                           Paul E. Perkins
                                           Chief Financial Officer